Form 10KSB
period 1996-06-30
US BRIDGE OF NEW YORK INC
filed 1996-10-28
CIK 937931

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-KSB
(Mark One)
               [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended June 30, 1996

                                            OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                              Commission File Number O-26262

                                 U.S. BRIDGE OF N.Y., INC.
                  (Exact name of registrant as specified in its charter)

New York                                11-3032277
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

          53-09 97th Place, Corona, New York                11368
          (Address of principal executive offices)          (Zip Code)

                                      (718) 699-0100
                   (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

                    NONE

                Securities registered pursuant to Section 12(g) of the Act:
                               Common Stock, $.001 par value
                                     (Title of Class)

                              Common Stock Purchase Warrants
                                     (Title of Class)

          Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]   No [  ]

          Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

          The aggregate market value of the voting stock on October 18, 1996 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $1,807,266, based upon the average bid and asked prices for such Common Stock on said date ($1.875), as reported by a market maker. On such date, there were 1,907,515 shares of Registrant's Common Stock outstanding.

                                          PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                                         BUSINESS

History

          U.S. Bridge of N.Y., Inc. (the "Company"), was incorporated in the State of New York on September 4, 1990, as Metro Steel Structures, Ltd. The Company filed an amendment to its Certificate of Incorporation changing its name to its current name on January 11, 1995. Additionally, the Company amended the authorized capital of the Company to (i) increase the number of authorized shares of Common Stock from 200 to 10,000,000; (ii) increase the par value from no par value to $.001 par value per share and (iii) authorized 500,000 shares of Preferred Stock par value $.01 per share. As of such date the Company effected a 29,687.50 for one forward split of its Common Stock, pursuant to which there became 950,000 shares of Common Stock outstanding.

          Pursuant to an agreement and plan of merger by and between the Company and U.S. Bridge Corp. ("Bridge") effective as of April 25, 1994, Bridge issued an aggregate of 3,540,000 shares of its common stock to the sole stockholder of the Company, Joseph Polito, whereby will receive 2,820,000 shares for all the shares of the Company and 720,000 shares for all the shares of common stock of One Carnegie, Mr. Polito. The "Acquisitions" were accounted for as a "recapitalization" of Bridge. Accordingly, both the Company and One Carnegie became wholly owned subsidiaries of Bridge, of which company Joseph Polito became an 80% shareholder, which decreased to 75.4% upon the completion of the IPO.

          Immediately prior to the acquisition of the Company by Bridge, the Company completed a private placement offering of its Common Stock, whereby the Company sold an aggregate of 148,200 shares (post stock split) of its Common Stock. The Company received net proceeds of $502,594 after the deduction of offering expenses of $47,406.

          Pursuant to the terms of the acquisition, each subscriber in the private placement exchanged each share of the Company held prior to the acquisition for 20,000 post reverse split shares of common shares purchased in the private placement in a Registration Statement under the Securities Act of 1933, as amended (the "Act"), one time only, upon demand by any of the investors in the private placement, after June 30, 1995. Bridge has agreed to include the securities offered in any appropriate registration statement which it files under the Act during the two year period ending June 30, 1996.

Public Offering

          On August 14, 1995, the Company consummated an initial public offering of 700,000 shares of its Common Stock and 494,500 (64,500 pursuant to the exercise of the underwriter's over-allotment option) Common Stock purchase warrants at $5.00 per share and $.10 per warrant, respectively, through State Street Capital Markets Corp. (formerly White Rock Partners & Co., Inc.) as underwriter. At such time certain selling shareholders and a selling warrantholder sold through the underwriter 160,000 shares of Common Stock and 3,000,000 Warrants, respectively. On September 1, 1995 the underwriter exercised its over-allotment option to purchase an additional 91,850 shares of the Company's Common Stock. At such time Bridge exercised its Special Warrant to purchase 5,665 shares of the Company's Common Stock at $2.50 per share, in order for Bridge to retain over 50% of the Company's Common Stock. The Company received net proceeds of $3,119,043 from the offering. The proceeds from the Company's public offering were apportioned as follows (i) approximately $262,000 was used to repay a bridge loan made to the Company, (ii) approximately $735,000 was used to repay certain promissory notes issued in the Company's private placement in March, 1995, and (iii) approximately $1,892,082 was deposited into the Company's general account as working capital to obtain bonding and for project start up expenses and other operating costs.

Recent Developments

          In June 1996, the Company received notice that its $3,900,000 bid to erect structural steel for the Louis Vuitton N.A. 27 floor Office Tower at 57th Street in Manhattan has been accepted by Tishman Construction Corp., as construction manager. The Company has commenced detailing the steel needed for the project and is awaiting the execution of the contract.

          In May 1996, Lehrer McGovern, Bovis, Inc. ("LMB"), as construction manager, has informed the Company that its bid to demolish certain existing structures and to furnish and perform the erection of structural steel, as a subcontractor, for the Grand Central Station, Retail Portion project has been accepted. The project has an estimated contract value of $3,350,000 to the Company. The project is subject to the approval of the owners of LMB and the parties entering into a formal agreement. The Company has begun detailing the steel for the project and is awaiting the execution of the contract.

          In April 1996, Eklec Co., the developer of the Palisades Power Mall project in West Nyack, New York, has informed the Company that its bid to perform the erection of structural steel for the project has been accepted. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases at an estimated aggregate contract value of $8,200,000 reduced from $9,000,000. The Company has entered into a contract and expects to commence work on the project during July or August.

        In September 1995, the Company entered into a contract to be the general conk, with an estimated contract value of $3,500,000. The project is considered a design and construction project, whereby the Company will work with the architect in deciding on the materials to be used in order to cost effectively construct the building. The signed contract has been submitted to the builder's bank for approval of its terms and for a commitment for the project's financing. No approval has been obtained and the Company believes that this project is indefinitely on hold. Also in September 1995, the Company entered into a contract to furnish and erect the structural steel in the renovation of a building in New York City with an estimated contract value of $1,600,000. This project has been completed.

The Company

          The following table lists all companies in which Joseph Polito is either an officer, director or principal shareholder, and any activities engaged in by such companies with or any of its subsidiaries, as of June 30, 1996:


                              Year                                    J. Polito's         Activities with     Place of
Company Name(1)               of Inc.             Title               Ownership(%)        the Company         Business

U.S. Bridge Corp.             1988 (2)            President           69.5%               Parent Company      Queens, NY
                                                  Director

One Carnegie Court            1990                President           100%                Subsidiary of       Waldorf, MD
Associates, Inc.(3)(4)(5)                         Director                                Bridge

R.S.J.J. Realty               1983                President           100%                Leases offices      Queens, NY
Corp.(4)                                          Director                                and storage space
                                                                                          to the Company

Crowne Crane, Inc.            1988                --                  50%                 Supplies cranes     Brooklyn
                                                                                          to the Company
                                                                                          for use in the
                                                                                          erection of steel.

Atlas Gem Leasing,            1986                President           100%                Supplies            Queens, NY
Inc. (4)                                          Director                                welding machines and
                                                                                          compressors to the
                                                                                          Company.

Atlas Gem Erectors            1986                President           100%                Sold certain        No office
Co., Inc. (4)(7)                                  Director                                construction contracts
                                                                                          to the Company
                                                                                          Ceased operations

Gem Steel Erectors            1966                President           100%                No Business         No office
Inc.(4)(8)                                        Director                                relationship
                                                                                          Ceased Operations

Waldorf Steel                 1990                President           100%                Provided steel      Waldorf, MD
Fabricators, Inc.(3)(5)                           Directors                               to the Company
                                                                                          Ceased operation
                                                                                          in 8/1/95

U.S. Bridge Corp.             1966                President           100%                Leases steel        Queens, NY
(Maryland) (4)(9)                                                                         fabricating
                                                                                          facilities from
                                                                                          One Carnegie

U.S. Bridge of                1990                President           50.1%               Provides steel      Queens, NY
N.Y., Inc. (4)(10)                                Director                                buildings, roadway
                                                                                          and bridge repair
                                                                                          projects

(1) Except as disclosed hereunder no company listed is beneficially owned by another entity, nor does any company have any subsidiaries. No company listed has conducted any business operations under any name except for its corporate name, except for U.S. Bridge Corp. See"-- History."
(2)     Incorporated in the State of Delaware.
(3)     Incorporated in the State of Maryland.
(4)     Incorporated in the State of New York.
(5) One Carnegie owns the property, building and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to
        August 1, 1995, as of which date it began leasing to US-MD.
(6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of Bridge. Mr. Polito, through his ownership of approximately 69.5% of the outstanding shares of Bridge may be deemed the beneficial owner of the shares of One Carnegie owned by Bridge.
(7)     Ceased operations in September 1994.
(8)     Ceased operations in March 1991.
(9) U.S. Bridge Corp. (Maryland) ("US-MD") was incorporated in the state of Delaware on September 21, 1994 for the purpose of providing the labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995. It currently leases the building and equipment, previously leased to US-MD, from One Carnegie. It provides steel fabrication for projects of the Company.
(10) Mr. Polito, through his ownership of approximately 65.9% of the outstanding shares of Bridge may be deemed the beneficial owner of the shares of the Company owned by Bridge.

          The Company was formed by Joseph Polito, its president, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are those sponsored by federal, state and local governmental authorities in New York State and the metropolitan areas. Previously, Mr. Polito, through other entities has furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993 and until recently, the Company has provided steel erection for building, roadway and bridge repair projects for general contractors who have been engaged by private and municipal/governmental clients. The Company as of June 30, 1996 has completed 17 projects as a subcontractor with an aggregate project value of $12,987,215 and is currently engaged in 7 projects as a subcontractor with an aggregate value of approximately $17,400,000. In addition, the Company has signed a contract for the Palisades Power Mall project but has not commenced the project. The Company plans on continuing to undertake projects as a subcontractor, but upon receipt of bonding will focus on obtaining projects as a general contractor.

                                                        Schedule of Completed Contracts

Project Name                            Contract Amount     Contract Date       Type of Contract

39th Street Bridge                      $2,867,276          June 1993           Lump-Sum
Robert Moses Causeway                   540,118             December 1994       Lump-Sum
Van Wyck                                146,000             April 1992          Lump-Sum
Centereach                              186,500             June 1995           Lump-Sum
Pro-Camera                              50,275              August 1995         Lump-Sum
VDC                                     75,000              August 1995         Lump-Sum
39th Street (Demolition)                709,645             February 1993       Lump-Sum
New England Thruway                     2,409,058           June 1993           Lump-Sum
Honeywell                               1,100,000           June 1993           Joint Venture (1)
Cross Bronx Expressway                  60,176              March 1994          Lump-Sum
KISKA Construction Corp.-USA/
Robert Moses Causeway                   559,603             December 1994       Lump-sum
McKay Enterprises, Inc./
Kasciuszko Bridge                       2,220,218           June 1993           Lump-sum
201 East 80th Street                    1,600,000           May 1995            Lump-sum
South Avenue Plaza                      275,000             May 1996            Lump-Sum
Others                                  188,346             N/A                 N/A
                                        $12,987,215

(1) Joint venture with John P. Picone, Inc. ("Picone"), whereby the Company entered into a consulting agreement with Picone, who was awarded the project. The agreement provides that for 50% of the profits of the project the Company would provide Picone with its expertise in steel erection, supply qualified workers and oversee the rehabilitation of the bridge. Picone put the Company's employees on
        its payroll and incurred all the expenses of the    project.

(2) Total estimated project value of a collection of smaller projects completed.

          Inasmuch as the Company purchased steel from Waldorf, and now from US-MD, or leases equipment from Crown Crane, Ltd. or Atlas Gem Leasing, Inc., the Company shall check prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar. The audit committee of the Board of Directors intends to exercise reasonable judgment and take such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel or special committee, may be necessary appropriate. The fact that Joseph Polito is an officer, director and principal shareholder in other companies including those that transact business with Bridge and the Company, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which may compromise his fiduciary duty to Bridge and the Company. Any remedy under state law, in the event such circumstances arise, would most likely be prohibitively expensive and time consuming. See "-- Suppliers and Subcontractors."

Bridge and Roadway Construction Industry

          Throughout the country, inclusive of the New York metropolitan area and surrounding areas, there are increasing signs of deterioration of the roadways and bridges, which are the critical links in the country's transportation network infrastructure. Many bridges and roadways in the New York metropolitan and surrounding areas are considered in poor condition and require major repairs or replacement, which make them eligible for federal funds for repairs. In 1983 the bridge over the Mianus River in Connecticut collapsed. Soon thereafter the federal government enacted legislation whereby all bridges must be inspected every two years. In connection therewith, the federal government increased the amount of accessibility of federal funds to repair the country's infrastructure inclusive of its roadways and bridges.

          The 1991 InterModal Surface Transportation Efficiency Act authorized expenditures of $151 billion over six years in order to repair and replace the country's roadways and bridges pursuant to certain criteria as to current conditions and usage of said roadways and bridges. This legislation has only recently begun to benefit the construction industry. Through the repair and replacement of bridges and roadways are primarily the responsibility of the state and federal agencies and municipalities, this responsibility is also placed on those companies which require improvements in the transportation infrastructure, in order to provide for or supplement their own transportation network requirements. These companies are responsible to build and maintain bridges and roadways for their use and for use by the general pubic, where appropriate, with the approval of the state and federal agencies and municipalities, which are necessary for their transportation network (i.e., Railroads).

Marketing

          The Company obtains its projects primarily through the process of competitive bidding. Accordii) subscribing to bid reporting services, (ii) monitoring trade journals including Engineering Record News, Dodge Report and Brown's Letter, Inc., (iii) monitoring daily newspapers and real estate publications, (iv) membership and networking in affiliated organizations including Allied Building Trades, (v) maintaining contracts with developers and other general contractors and (vi) requesting notification from various government agencies as to bid solicitations being requested.

          In response to bid requests, the Company submits a proposal detailingits qualifications, the services to be provided and the cost of the servicesto the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration.

The Contract Process

          The Company submits its bids after a detailed review of the project specification, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. In bidding on contracts there are two types of bid requests, at the option of the client requesting the bids, a unit cost bid and a lump-sum bid. The unit cost bid is based upon a cost per unit basis, where a lump sum bid obligates the Company to complete the project at a fixed price. In a lump-sum bid the risk of estimating the quantity of units required for a particular project is on the Company while in a unit cost bid the Company must estimate the per unit cost, not the number of units needed. Any increase in the Company's unit cost over its unit bid price or cost over its lump-sum bid, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company and may adversely affect its results of operations. While Mr. Polito has been in the construction business for many years, the Company and Mr. Polito have just recently started bidding on projects as a general contractor and may incur unanticipated expenses, problems or difficulties which may affect its bid prices and project profitability. Though the Company has been the low bidder on several public sector and private sector bids it has not commenced any project as a general contractor. The Company has entered into two contracts for private sector projects, both of which are currently awaiting banking approval. See "-- The Company," "-- Insurance and Bonding" and "Risk Factors."

          Upon receipt by a New York City agency that a bid submitted has been declared the low bid, the city's procurement policy requires that the New York Finance Committee approve all funds to be allocated to such project. During this time the Company which was the low bidder must provide the Department of Transportation with such documents as are required, including a payment and performance bond, in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the Department of Transportation has cleared all the documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

          Most government contracts provide for termination of the contract at the election of the customer, although in such event the Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

          Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize profit on its contracts when it first accrues direct costs. Pursuant to construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

          The Company anticipates acting as general contractor on most projects received in the future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work. As general contractor, the Company will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract. The Company may require its subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds.

          In connection with both public and private sector contracts, the Company will be required to provide bid and performance surety bonds guaranteeing its performance. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of the Company's surety current underwriting standards, which may change from time to time. See "-- Insurance and Bonding."

          The Company has and anticipates continuing to bid as a subcontractor at the request of other general contractors. Although the Company has not been required to provide bonds to such general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, the Company is serving as a subcontractor on seven projects. See "-- Work in Progress; Backlog and Seasonality."

Insurance and Bonding

          The Company maintains general liability and excess liability insurance, insurance covering its construction equipment and workers' compensation insurance, in amounts its believes are consistent with industry practices. The Company carries liability insurance of $1,000,000 per occurrence which management believes its adequate for its current operations.

          The Company will be required to provide a surety bond on most of the project it receives as a general contractor. The Company's ability to obtain bonding, and its bonding capacity, is primarily determined by the Company's net worth, liquid working capital (consisting of cash and accounts receivable) and the number and size of projects under construction. The larger the project and/or the more projects in which the Company is engaged, the greater the bonding, net worth and liquid working capital requirements. Therefore, the Company may be required to maintain certain levels of tangible net worth in connection with establishing and maintaining bonding limits. As a practical matter such limits may limit dividends, if any, which might have been declared and which would limit corporate funds available for other purposes.

          Bonding requirements vary depending upon the nature of the project to be performed. The Company anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Bonding fees are a line item in the submitted bid and are included as part of the Company's billing of its client. If the Company does not secure bonding from a company or companies licensed in the State of New York and other states where the Company may bid on public sector projects, the Company will be unable to bid on these projects as a general contractor. The Company has approached several New York licensed bonding companies and is currently undergoing the application and review process with such companies, but as of the date hereof has not been approved by any company to receive bonding. In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements bonding companies look at the Company's capitalization, working capital, past performance, management's expertise and other factors. The bonding companies require companies receiving bonding to have certain amounts of capital and liquid assets, and will bg it will issue based on a formula, devised by the bonding company, usually based on certain industry standards, which takes into account such factors.

          As a general contractor, the Company anticipates bidding on both private and public sector projects as a general contractor, all of which require bonding, in the form of bid and/or performance bonds. A bid bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a performance bond. A performance bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts provide for termination of the contract at the election of the customer, although in such event, the Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met. The Company has not been materially adversely affected by these provisions in the past as a subcontractor.

Work in Progress; Backlog and Seasonality

          The following is a listing of the projects as of June 30, 1996 which the Company is currently engaged in as a subcontractor:

                                                                      Backlog             Estimated
Customer/                     Contract            Contract            Amount at           Completion          Type of     %of job
Project Name(1)               Amount              Date                6/30/96             Date                Contract    completed

Perini Corporation/
 Stillwell Avenue Bridge      $8,376,728          June 93/Oct. 94     $753,900            June 1997           Lump-sum          91%
Perini Corporation/
 39th Street Bridge           2,867,276           June 1993           21,500              March 1997          Lump-sum          99%
Eklec Co./
 Palisades Power Mall         8,050,000           June 1996           7,969,500           June 1996           Lump-sum          1%
McKay Enterprises, Inc./
 Reconstruction of 4th
  Avenue Bridge               420,996             November 1994       218,900             December 1996       Lump-sum          48%
Lehrer McGovern, Bovis, Inc./
 Grand Central Station        3,309,033           June 1996           3,110,500           June 1997                             6%
Tishman Construction/
 Louis Vuitton N.A.           3,908,000           June 1996           3,829,800           March 1997                            2%
Williamsburg Bridge           2,517,651           May 1996            2,039,300           December 1997       Lump-sum          19%
Total Signed Contracts        $29,449,684                             $17,943,400


        For the years ended June 30, 1996 and 1995, the Company had 3 and 2 customers, respectively, VJB Construction, Inc., DeFoe Construction, Inc., and Perini Corporation and McKay Enterprises, Inc. and Perini Corporation, respectively, comprising four projects, which accounted for an aggregate of approximately 62% and 58%, respectively, of total revenues. At June 30, 1996 and 1995, amounts due from the above customers with respect to such projects represented approximately 46% and 70%, respectively, of total accounts receivable. The discontinuance of any of these projects, or a general economic downturn in the State of New York, in which the projects are located, could have a material adverse affect on the Company's results of operations.

          Though the Company does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers, thereby increasing costs as well as the inability to work in severe weather conditions.

Suppliers and Subcontractors

          For the year ended June 30, 1996, the Company received 100% of the steel fabrication it required from US-MD a subsidiary of U.S. Bridge Corp., the parent of the Company. US-MD provides the Company with fabricated steel, which it also sells to other subcontractors and general contractors. Prior to August 1, 1995, Waldorf Steel Fabricators, Inc., a company wholly owned by Joseph Polito provided most of the steel used by the Company. The Company also receives steel from several other suppliers, none of which account for 10% of the steel purchased by the Company. The price paid and the terms for the steel purchased from US-MD were comparable to competitive prices and terms and therefor, in the event US-MD is unable to continue to provide the Company with the bulk of the steel it requires, the Company believes it will be able to acquire it through other suppliers.

          The Company currently depends upon various vendors to supply spare parts, cranes and other heavy equipment and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. The Company rents cranes from Crown Crane, Ltd., a company of which Joseph Polito is a 50% shareholder and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Joseph Polito. The Company believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service the Company's needs, the Company will be able to find other vendors at competitive prices. The Company does hire skilled steel workers represented by the International Union of Structural Ironworkers, local 40, operating engineers locals 14, 14B, 15, 15A, 15C and 15D and cement masons local 780 (collectively referred to as the "Unions") and must comply with agreements with the Unions, which agreements regulate all employment issues between the Company and the Union employees including pay, overtime, working conditions, vacations benefits, etc., and which agreements expire on June 30, 1999. The Company believes that it has a good relationship with the Unions and is in compliance with all union agreements. No assurance can be given that the Company will continue to be in compliance with the Unions or successfully negotiate extensions to the Company's agreements with such Unions. In the event problems or conflicts with the Unions arise or there is a loss of skilled steel and operating engineers, this would have a detrimental effect on the Company's operations.

          The Company's success as a general contractor, in part, will be dependent upon its ability to hire workers and comply with union contracts and agreements and its ability to oversee and retain qualified subcontractors to perform certain work. Although the Company believes that it will be able to attract subcontractors to bid on projects it bids as general contractor, there can be no assurances. The Company will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, the Company may be subject to substantial liability if a subcontract fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that the Company is currently not aware of.

Competition

          All aspects of the Company's business is and will continue to be highly competitive. The Company is one of many subcontractors which erect and furnish steel for projects, many of whom have substantially greater sales and financial resources than that of the Company. When contractors seek construction contracts, they request bids of several subcontractors as to the different requirements of the project. These subcontractors compete primarily as to price, name recognition and prior performance.

          As a general contractor, the Company will be competing with many larger, established and more experienced contractors, who have name recognition and relationshipsnd agencies as well as private companies which request bids on the projects the Company intends bidding on. The Company is a general contractor which specializes, but not exclusively, in bridge and roadway repair and replacement as well as the furnishment and erection of steel structures for buildings. the Company's competitors are numerous and many have substantially greater marketing, financial, bonding and human resources.

Government Regulation

          The Company must comply with the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, the Company must also comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state and local regulatory network is essential and costly and the failure to comply with such regulations, or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on the Company's operations. The Company believes that it is in substantial compliance with all applicable laws and regulations.

Employees

          As of June 30, 1996, the Company had three executive officers, two administrative assistants, one comptroller, and two employees in the accounting department. The Company employs such number of union employees, depending on the number and size of projects engaged in, ranging from 25-100 employees on a full-time and part-time basis. These union employees are represented by the International Union of Structural Ironworkers, locals 40, Operating Engineers locals 14, 14B, 15 15A, 15C and 15D. The Company's contracts with these Unions, which agreements regulate all employment issues between the Company and the union employees including pay, overtime, working conditions, vacations, benefits, etc., which agreements expire on June 30, 1999. The Company considers relations with the unions and their employees to be good.





ITEM 2.   DESCRIPTION OF PROPERTY

          The Company's offices are located at 53-09 97th Place, Corona, New York 11368 where it leases approximately 25,000 square of executive office space and utilizes approximately 24,000 square feet of storage space. The lease is with an affiliate company, R.S.J.J. Realty Corp., which is owned by the Company's president, Joseph Polito, pursuant to a lease agreement expiring in March 1998. The Company pays rent of $20,000 per month. The Company also leases a yard for storage material pursuant to an oral agreement which requires monthly payments of $3,500. The Company believes that the terms of this lease are comparable and competitive with that which would have been negotiated with an unaffiliated landlord.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to legal proceedings in the ordinary course of its business. The Company and its subsidiaries believe that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to its financial condition. The Company, in March, 1995 was served with a summons and complaint with respect to the commencement of an action in the Supreme Court of the State of New York, pursuant to the personal injury of a worker at a construction site. The worker was not an employee of the Company, but was employed by another subcontractor at the job site. The Company, through its insurance company is defending the action, and has served an answer to the complaint. The amount demanded is below the Company's insurance policy maximum, and the Company believes that its insurance coverage will completely cover any awards or settlement.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of its security holders during its fiscal year ended June 30, 1996.

                                          PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


          The Company's Common Stock and Warrants are currently quoted on the Nasdaq National Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the period from August 9, 1995 through October , 1996. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.

                                                  Common Stock                  Warrants
Calendar Period                         Low                 High                Low       High


08/09/95 - 09/30/95                     6 7/8               9 3/8               2 7/8     4
10/01/95 - 12/31/95                     7 1/4               10 3/8              3 1/2     5 7/8
01/01/96 - 03/31/96                     9 3/4               10 1/2              5 1/4     6 1/2
04/01/96 - 06/30/96                     9 1/2               10 7/8              5 1/4     6 5/8
07/01/96 - 09/30/96                     1                   10 3/4              3/16      6
10/01/96 - 10/18/96                     1 1/2               2                   3/16      9/32


          Each Warrant entitles the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.00 per share, respectively, until August 8, 2000. The Warrants and the underlying shares of Common Stock are in registered form, pursuant to the terms of a Warrant agreement between the Company and North American Transfer Co., as warrant agent, so that the holders of the Warrants will receive upon their exercise and payment therefor, unrestricted shares of Common Stock.

     As of October 18, 1996, there were approximately 30 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,200 additional beneficial owners of shares of Common Stock held in street name. As of October 18, 1996, the number of shares of Common Stock outstanding of the Company was 1,907,515.

          The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings (if any), financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

          The Company recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through June 30, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through June 30, 1996.

Year ended June 30, 1996 as compared to the year ended June 30, 1995

          The Company was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by Federal, State and local Government authorities in New York State and the Metropolitan areas. Previously, Mr. Polito, through other entities, has furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993, the Company has provided steel erection services for building, roadway and bridge repair projects for general contracts who have been engaged by private, municipal and or government clients.

          The Company's operations are substantially controlled by Mr. Polito since he owns approximately 69.5% of the outstanding shares of U.S. Bridge Corp., and the Parent Company who owns 50.1% of the common stock of U.S. Bridge of N.Y., Inc. ("Bridge Corp.") and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). R.S.J.J. leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Further, the Company leases a yard for storage material from a non-related party pursuant to an oral agreement which requires monthly payments of $3,500. Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors. Lastly, the Company purchases from U.S. Bridge of Maryland, Inc., a wholly own subsidiary of Bridge Corp., certain materials and labor to perform steel erection service. For the years ended June 30, 1996 and 1995 purchases by the Company from U.S. Bridge of Maryland, Inc. amounted to $622,050 and $271,495, respectively

          The Company plans to continue to undertake projects as a subcontractor, but will focus on obtaining projects as a general contractor in both the public and private sectors. In the New York Metropolitan area, there are an abundance of subcontractors known to the Company who have significant experience and are competitive with respect to pricing and level of service. The Company will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, the Company may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that the Company is currently not aware of. In the event the bonding Company pays a claim related to a subcontractor's non-performance or similar event, the bonding Company has recourse against the Company. The Company requires bonding from a New York licensed bonding Company in order to bid on projects as a general contractor.

          Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

          In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements bonding companies require the Company receiving bonding to have certain amounts of capital and liquid assets, which will base the amount of bonding it will issue based on a formula, devised by each individual bonding Company, which primarily takes into account the Company's capital and liquid assets. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding Company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer.

Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving from the project. Thech is not licensed in the State of New York, on an individual project basis, however, bonding received from this Company has been rejected by the New York City Department of Transportation for the public sector jobs which the Company had bid on.

          The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonds for its projects, but there can be no assurance that it will be able to continue to do so. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

     Contract revenues for the years ended June 30, 1996 and 1995 amounted to $7,091,396 and $6,579,991, respectively. This net increase amounting to $511,405 or approximately 8% is a direct result of the Company obtaining additional contracts during the year. During the year ended June 30, 1996 the Company has obtained new contracts and additional change orders to previous contract amounting to approximately $22,500,000. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint ventures revenues for the year ended June 30, 1996 amounted to approximately $200,000 as compared to the year ended June 30, 1995 which amounted to $680,000. Accordingly, revenues for the year ended June 30, 1996 from the Company's core business, construction contract, increased by approximately $991,000 as compared to the year ended June 30, 1995.

          The Company's gross profit for the year ended June 30, 1996 is 27% as compared to June 30, 1995 which was 42%. This decrease in gross profit is partially due to the Company's revising its contract cost estimates for jobs coming to an end in the current period, pursuant to the percentage of completion method. As discussed previously, the Company revenue from profit sharing agreements on certain projects during the year ended June 30, 1996 decreased by approximately $470,000, which reduced the gross profit by an equal amount.

          As of June 30, 1996, the Company has a backlog of approximately $17,943,400. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

          General and administrative expenses have increased by $61,016 or 3% to $2,163,160 for the year ended June 30, 1996 from $2,102,144 for the year ended June 30, 1995. The increase in general administration costs is mainly attributable to an overall increase of the Company's overhead resulting from the following items. During the year ended June 30, 1996 as compared to the year ended June 30, 1995, office salaries decreased by $83,340, principally through the reduction of underutilized personnel. Further, the Company incurred an additional consulting fee approximating $100,000, for the year ended June 30, 1996, resulting from the hiring of outside consultants to market the Company's services.

          During the year ended June 30, 1996, the Company has provided an allowance for doubtful accounts amounting to $1,000,000 against the contract receivable. The majority of the allowance has been provided for one unrelated party who is experiencing a cash flow problem. Management is currently negotiating with this customer and has not commenced legal action as of September 27, 1996. In managements opinion, the allowance for doubtful accounts at June 30, 1996, will be sufficient a settlement with this customer.

          Liquidity and Capital Resources

          At June 30, 1996, the Company's working capital amounted to $4,671,526. The working capital increase is principally attributable to the Company successfully completing its initial public offering on August 14, 1995, which resulted in the company receiving net proceeds of $3,119,043. As of June 30, 1996, the Company's net contract receivable amounted to $3,440,391, of which approximately $575,000 or 17% has been collected through September 27, 1996.

      Net cash used for operating activities amounted to $2,123,323 for the year ended June 30, 1996. The major components of such use of cash was directly attributed to the Company's loss amounting to $824,373, and increases in accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts of $2,146,440. For the year ended June 30, 1995, the net cash used for operating activities amounted to $998,313 principally attributable to increases in account receivable and costs and estimated earnings in excess of billings on uncompleted contracts. In the past two years the Company's business has shifted towards the municipal and government markets. Municipal contract generally require the contractor to accumulate more costs before they can requisition the municipality for payment. Accordingly, costs and estimated earnings in excess of billing's on uncompleted contracts have increased principally for this reason.

     Contract receivables for the year ended June 30, 1996 as compared to the year ended June 30, 1995 has increased by $1,520,000 before recording an allowance for uncollectibles. The increase is principally attributable to one customer who has been experiencing a cash flow problem. As of June 30, 1996 the Company has provided an allowance of $1,000,000 which management believes will be sufficient to absorb any future loss.

      With regards to financing activities, the Company provided $2,242,702 of cash for the year ended June 30, 1996. Such cash was provided primarily by $3,119,043 from the Company's initial public offering and repayment of notes payable amounting to $972,000. During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of June 30, 1996 the Company has not made all the required monthly payments and has not paid timely all current payroll taxes.

          On August 14, 1995 the Company successfully completed its public offering. As a result, the Company sold 791,850 shares which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two year's financial consulting agreement with the underwriter. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totaled $903,820.

      On September 9, 1995, the Company's majority stockholder Bridge Corp. purchased at $2.50 per share 5,665 common shares of the Company be exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company's major stockholder increased its ownership of the Company to 50.01% from 49.95%.

          For the year ended June 30, 1996, the Company has sustained losses in excess of prior financial statement earnings. Accordingly, the Company has eliminated its income tax liability amounting to $855,954 as of June 30, 1996 as a result of the current years loss.

ITEM 7.   FINANCIAL STATEMENTS

          See attached Financial Statements.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                         PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

   The names, ages and positions of the Company's executive officers and directors are as follows:


Name                                       Age                       Position with the Company

Joseph M. Polito                           62                        President and Director
Ronald J. Polito                           37                        Secretary and Director
Steven J. Polito                           34                        Treasurer and Director
Philip Neilson                             70                        Director
Marvin Weinstein                           65                        Director


          All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually by, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of the Corporation, except that Joseph Polito is the father of both Steven and Ronald Polito.

       Joseph M. Polito has been the president and a director of the Company since its inception in 1990 and prior to April 1994 was the sole shareholder of the Company. Mr. Polito has been the president and director of Bridge from April 1994 to present. Prior to the April 1994, Bridge was a shell company with no operations named Cofis International Corp., which was formed in September 1988 as Colonial Capital Corp. Mr. Polito oversees the running of all of the Company's operations. From December 1990 to present, Mr. Polito has been the president and 100% shareholder of Gem Steel Erectors, Inc., a non-operating entity. Neither Atlas nor Gem Steel have transacted any business or other operations since ceasing operations and neither company has any present intention to resume operations. From 1983 to present, Mr. Polito has been the President and 100% shareholder of R.S.J.J. Realty Corp., a company which owns and leases real property. From 1986 to present, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. From 1988 to present, Mr. Polito has been a 50% shareholder of Crown Crane, Ltd., a company which leases cranes for construction projects. Mr. Polito is currently Chairman of the Steel Institute of New York, Co-Chairman of the International Union of Structural Ironworkers, locals 40, 361 and 417 union fund and a current director and past president of Allied Metal Building, an industry organization authorized to negotiate with the structural iron worker local 40 and 361, operating engineers local 14 and local 15a and 15d, cement masons local 780 as well as chairman of the negotiating committee solely for the structural engineers. Mr. Polito is a member of the safety committee for the City of New York, Building Trade Employers Association.

          Ronald J. Polito has also been the secretary and a director of the Company since its inception in 1990. Mr. Polito overseas the daily progress on all projects in process and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. From its inception in 1990 until March 1995, Mr. Polito was also the treasurer of the Company. Mr. Polito has been the secretary, treasurer and a director of Bridge from April, 1994 to present. From 1985 until the present, Mr. Polito has been the secretary of Gem Steel Erectors, Inc. From December 1990 to present, Mr. Polito has been the secretary of both One Carnegie and Waldorf. From 1983 to present Mr. Polito has been the secretary of R.S.J.J. Realty Corp. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981.

       Steven J. Polito was elected treasurer of the Company in March 1995. He had previously been a Project Manager and has been a director of the Company since its inception in 1990. Mr. Polito has been a director of Bridge since April 1994. Mr. Polito oversees the daily operations for projects in process and projects completed, including; purchasing and leasing of materials and machinery and the distribution of labor. From 1988 until April 1994, Mr. Polito worked as a Project Manager of Atlas Gem Erectors Company, Inc., a company which furnished and erected steel structures.
Steven J. Polito is the son of Joseph M. Polito. From 1988 surer of Gem Steel Erectors, Inc. From 1988 to present, Mr. Polito has been the treasurer of One Carnegie, Waldorf and R.S.J.J. Realty Corp.

        Philip Neilson was elected director of the Company in June 1995. Mr. Neilson has been the President and a principal shareholder of Adler & Neilson Co., Inc., a company which is a fabricator of steel, from 1951 to present. The Company does not purchase any steel from Adler & Neilson Co., Inc.

          Marvin Weinstein was elected director of the Company in June 1995. Mr. Weinstein has been the President and sole shareholder of M. Weinstein Associates from 1988 to present, which company provides consulting services to the company's in the steel industry. The Company has not engaged M. Weinstein Associates to provide any consulting services to the Company.

Significant Employees

          John G. Bauer, has been the chief administrative officer (a non-executive position) of the Company since February 1995. From March 1992 to February 1995, Mr. Bauer was the President of Dynamic Construction Consulting, Inc., a company which provided construction management services. From July 1988 to March 1992, Mr. Bauer was a Vice President of Tishman Construction Corp. of N.Y., a construction company.

         Michael Panayi, has been a structural engineer for the Company since the commencement of operations in June 1993. Prior to his employment with the Company, Mr. Panayi was a structural engineer for Atlas from 1987.

        The directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each director and officer will hold office until the next annual meeting of shareholders, or until his successor is elected and qualified. On June 16, 1995, the board of directors formed an audit committee, which committee will be comprised of two outside directors and one inside director. The two outside directors are Philip Neilson and Marvin Weinstein, with the inside director being Ronald Polito. The audit committee will review the Company's audited financial statements and any potential conflicts of interest between any of the Company's officers, directors, employees, affiliates or associates. In addition to the audit committee reviewing and resolving any conflicts of interest, the officers and directors of the Company have a fiduciary obligation to deal fairly and in good faith with the Company.

          As permitted under New York Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.





ITEM 11.            EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

          The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, the Corporation's Executive Officers, during the years ended June 30, 1996, 1995 and 1994.


                                                          Summary Compensation Table

                                                               Annual Compensation

(a)                           (b)                 (c)                 (d)                 (e)                 (f)
Name and Principal                                                                        Other Annual        Options/
Position                      Year (1)            Salary($)           Bonus($)            Compensation        SARS

Joseph Polito                 1996                $300,000            -                   $111,911(2)         -
President and Director        1995                378,000             -                   68,200 (2)          -
                              1994                300,000             -                   13,800 (2)          -

Ronald Polito                 1996                $125,000            -                   $15,144 (3)         -
Secretary and Director        1995                121,000             -                   21,200 (3)          -
                              1994                109,600             -                   17,451 (3)          -

Steven Polito                 1996                $94,000             -                   $ 8,275  (4)        -
Treasurer and Director        1995                91,575              -                   9,900 (4)           -
                              1994                19,980              -                   -                   -


(1) The Company did not engage in any operations prior to June, 1993 and, therefore, did not compensate any of its executive officers prior to such time.
(2) Includes (i) the payment of premiums on a life insurance policy of $54,362, $46,000 and $5,119 (ii) the payment of travel expenses of $50,000, $22,200 and $23,139 for the years ended June 30, 1996, 1995 and 1994, respectively and the payment of an automobile lease of $7,549 for the year ended June 30, 1996. See " - Employment Agreements."
(3) Includes (i) payments on the lease of an automobile of $5,416, $8,000 and $8,574, (ii) the payment of premiums on a term life insurance policy of $4,684, $5,800 and $8,877 and (iii) a travel allowance of $2,971, $7,400 and $0, for the years ended June 30, 1996, 1995 and
        1994, respectively.
(4) Includes payment on a lease automobile of $5,304 & $6,700 and a travel allowance of $2,971 & $3,200 for the years ended June 30, 1996 and 1995.



Stock Options

          The following table sets forth certain information concerning the grant of stock options made during the year ended June 30, 1996 under the Corporation's 1994 Senior Management Incentive Plan.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (Individual Grants)



(a)                           (b)                           (c)                 (d)                 (e)
                              # of Securities               % of Total          Exercise or         Expiration Date
                              underlying                    Options/SAR's       Base Price ($/sh)
                              Options/SAR's                 Granted to
                              Granted                       Employees in
                                                            Fiscal Year

Joseph M. Polito              25,000                        100%                $5.50               04/04/99



(1) Represents incentive stock options granted under the Corporation's 1994 Senior Management Incentive Plan (the "Management Plan"). Options granted under this Management Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Management Plan, options may be granted to officers, key employees, directors and consultants of the Corporation for a maximum term of 10 years. Options granted to directors, who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Corporation's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Corporation's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Corporation's shares on the date the option is granted.

          The following table contains information with respect to employees of the Corporation concerning options held as of June 30, 1996.


                    AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES



(a)                           (b)                 (c)                 (d)                 (e)
Name                          Shares Acquired     Value Realized      Number of           Value of
                              on Exercise (#)                         Unexercised         Unexercised In
                                                                      Options/SAR's       The-Money
                                                                      FY-End (#)          Options/SAR's
                                                                      Exercisable/        FY-End (#)
                                                                      Unexercisable       Exercisable/
                                                                                          Unexercisable

Joseph M. Polito              0                   0                   7,500/17,500        0/0


(1) Based upon the average bid and asked prices for such Common Stock on October 18, 1996 ($1.875), as reported by a market maker. Since the Options are exercisable at $5.50, there is no value to such options as of such date.

Employment Agreement

          Joseph Polito entered into an employment agreement with the Company dated April 4, 1995, whereby Mr. Polito shall devote 80% of his business time to the affairs of the Company. The agreement is for a term of approximately three years expiring June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1996 with 10% yearly escalations, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received stock options under the Company's 1994 Senior Management Incentive Plan to purchase 25,000 share at $5.00 per share, vesting at the rate of 7,500 in each of April, 1996 and 1997 and 10,000 in April, 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of the Company. The Company shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement the Company shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito, with an estimated yearly premium of $80,000. The agreement restricts Mr. Polito from competing with the Company for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with the Company is terminated or there is a decrease in responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to the Employee during the preceding calendar year.

          Steven and Ronald Polito receive annual salary compensations of $94,000 and $125,000, respectively, from the Company, which compensation levels commenced in March 1995 and April 1994, respectively. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and the payment of premiums on life insurance policies of which they choose their beneficiaries. Neither individual has entered into an employment agreement with the Company.

1994 Senior Management Incentive Plan

          In December, 1994, the board of directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan"), which was adopted by shareholder consent. The Management Plan provides for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees.

          The adoption of the Management Plan was prompted by its desire to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers, key employees and consultants who render significant services to the Company. The Board of Directors intends to offer key personnel equity ownership in the Company through the grant of stocknagement Plan to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees and consultants a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

          The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice-Presidents of the Company) who perform services of special importance to the Company will be additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. As of the date of this Prospectus, the Company's officers and directors are Joseph Polito, Ronald Polito, Steven Polito and Phillip Neilson, though the Plan also includes Messrs. Bauer and Panayi. A total of 150,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator. See "Management - Officers and Directors."

        Unless otherwise indicated, the Management Plan is to be administered by the board of Directors or a committee of the Board, if one is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company shall also be subject, in the event the persons serving as members of the Administrator of such plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan must be approved by affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until November, 2004.

          Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stocks options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

          Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% for the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from he date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten years form the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from he dated of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,00. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. In connection with the Company's entering into an employment agreement with its president, Mr. Polito was granted stock options to purchase 25,000 shares of Common Stock. See "Management - Employment Agreement."

         Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, by certified check or, at the discretion of the Administrator, (ii) by shares of Common Stock having a fair market value equal to the total exercise price or (iii) by a combination of (i) and (ii) above. The provision that permits the payment to exercise the option by the payment of shares is called "pyramiding". In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

          Upon termination of employment or consulting services, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was for death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of twelve months thereafter.

         Incentive Stock Rights. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, whereby the Company shall issue such number of shares upon the completion of each specified period. If the employment or consulting services of the holder with the Company terminate prior to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

         Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the management Plan. SARs may be granted simultaneously with, or subsequent to , the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceed the exercise price of the ISO. A holder may be granted general SARs ("granted SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator determines otherwise, they amy be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transaction: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the nership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office. The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

          Restricted Stock Purchase Agreements. Restricted stock purchase agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment must be made in cash. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

          Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest.

          Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes.
The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period; (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares and (ii) the holder will not be entitled to sell, transfer or otherwise dispose of the restricted shares. A breach of any restrictions, terms or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

          Upon expiration of the applicable restriction period and the satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Management Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

          Accelerating of the vesting of the restricted shares shall occur, under the provisions of the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an "Approved Transaction"; (b) a "Control Purchase"; or (c) a "Board Change."

          An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the liquidation of dissolution of the Company.

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange
Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to at tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

          A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall Cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

         The following table sets forth certain information at June 30, 1996, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock; (ii) by each officer and director; (iii) and by all officers and directors as a group.

                                                                                Percent of
                                                  Number of                     Common Stock
Name                                              Shares                        Owned (1)

U.S. Bridge Corp.(2)(4)                           955,665                       50.1%
53-09  97th Place
Corona, New York  11368

Joseph Polito (2)(3)(4)(5)                        963,165                       50.3%
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Steven Polito (5)                                 -                             -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Ronald Polito (5)                                 -                             -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Philip Neilson                                    -                             -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Marvin Weinstein                                  -                             -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

All officers and directors
as a group (5 persons) (2)-(5)                    963,165                       50.3



(1) Does not include the shares of Common Stock issuable upon conversion of the shares Series B Preferred Stock.
(2) Mr. Polito owns approximately 69.5% of the outstanding shares of Bridge and may be considered the beneficial owner of the shares of the Company owned by Bridge. Does not include (i) 17,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Polito, which have not vested or become exercisable (ii) the shares issuable upon the exercise of the Special Warrant or (iii) the voting rights included in the shares of Series A Preferred Stock issuable upon the happening of certain events. Bridge has agreed to escrow its shares of Common Stock to secure the payment of the dividend and in the event the Series B Preferred Shares are put to the Company, the redemption value of such shares. See "Management - Employment Agreement," "Resumption of Securities - Series A Preferred Stock and "-- Special Warrant."
(3) Includes 7,500 shares issuable upon the exercise of options which have vested.
(4) Includes 5,665 shares of Common Stock issued on September 20, 1995 upon the exercise of the Special Warrant.
(5)     Joseph Polito is the father of Steven and Ronald Polito.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On June 15, 1993, the Company executed an agreement to pay $400,000 in connection with the Company's purchase from Atlas Gem Erectors Co., Inc. ("Atlas") of six existing contracts to perform steel erection services, which included the following projects; Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Throughway, Lemon Creek and Kosciuszko Bridge projects. Atlas is wholly owned by Joseph Polito.
Upon the sale of the contracts to the Company and its completion of its final project in September 1994, Atlas ceased operations. During June 1994, Atlas agreed to capitalize such debt in exchange for 320,000 shares of Bridge's common stock. As a result of such conversion, the Company's additional paid in capital had been increased by $400,000. The shares received by Atlas were issued to its sole shareholder, Joseph Polito, simultaneously with the conversion.

          Immediately prior to the acquisition of the Company by Bridge, the Company completed a private placement offering of its Common Stock, whereby the Company sold an aggregate of 148,200 shares (post stock split) of its Common Stock. The Company received net proceeds of $502,594 after the deduction of offering expenses of $47,406.

          The Company leases its administrative office space and certain storage space from R.S.J.J. Realty Corp., an affiliate owned by the Company's majority stockholder, Joseph Polito, based on a signed lease agreement expiring on March 31, 1998 with a rental payment of $20,000 per month. Mr. Polito is the majority shareholder of the Company, he owns approximately 69.5% of the outstanding shares of the Company and therefore, may be deemed to control the shares of the Company owned by Bridge which is 955,665 or 50.1% of the outstanding shares.

          During the years ended June 30, 1996 and 1995 the Company purchased from Waldorf approximately $180,333 and $478,000, respectively, of fabricated steel. Such amounts paid to Waldorf represented approximately Company for the years ended June 30, 1996 and 1995, respectively. For the years ended June 1996 and 1995, the Company paid $802,383 and $271,495, respectively, to US-MD for certain materials and labor necessary to perform steel erection services. US-MD is a wholly owned subsidiary of U.S. Bridge Corp. At June 30, 1996 US-MD owed the Company $31,554 principally for advances in connection with above services and said amount are non-interest bearing.

          The terms of Joseph Polito's employment agreement are described in the "Executive Compensation" section.

          On September 1, 1995, in conjunction with the underwriter of the Company's public offering exercising its over-allotment option to purchase 91,850 additional shares of the Company's common stock, the Company exercised its Special Warrant and purchased 5,665 shares of the Company's Common Stock at $2.50 per share.

          On October 11, 1995, the Company paid One Carnegie $50,000 on behalf of US-MD for fabrication services performed by US-MD. Such payment was treated as an on account payment by the Company to US-MD. From July 1995 to October 1995 the Company paid US-MD approximately $183,000 for the labor associated with the fabrication of steel.

                                          PART IV

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following financial statements of the Company are included as
Part II, Item 8:


                                                            Page
Independent Auditors Report                                 F-1

Balance Sheet                                               F-2

Statements of Operations                                    F-3

Statement of Stockholders' Equity                           F-4

Statements of cash flows                                    F-5

Notes of financial statements                               F-6 - F-16



(b)       During the last quarter, the Company filed no reports on Form 8-K.

(c) The Exhibits not filed herewith have been previously filed with the Securities & Exchange Commission and incorporated by reference herein.


 1.1                -                      Form of Underwriting Agreement.
 1.2                -                      Form of Selected Dealers Agreement.
 3.1                -                      Certificate of Incorporation of the Company filed September 4, 1990.
 3.2                -                      Certificate of Amendment to the Certificate of Incorporation of the Company filed
                                           January 10, 1995.
 3.3                -                      By-Laws of the Company.
 3.3                -                      Specimen Common Stock Certificate.
 4.1                -                      Specimen Redeemable Common Stock Warrant Certificate.
 4.2                -                      Form of Underwriter's Warrant Agreement between the Company and the Underwriter.
 4.3                -                      Form of Redeemable Common Stock Warrant Agreement between the Company and Continental
                                           Stock Transfer & Trust Company.
 4.4                -                      Form of Special Warrant.
 4.5                -                      Form of Bridge Warrant.
 4.6                -                      Bridge Note issued in January 1995.
 4.7                -                      Form of Promissory Note sold in Private Placement in March 1995.
 4.8                -                      Stock option and Agreement issued to Joseph Polito
 5.0                -                      Opinion of Lampert & Lampert.
10.1                -                      Consulting Agreement
10.2                -                      Stock Purchase Agreement between Bridge and the Company.
10.3                -                      Employment Agreement of Joseph Polito
10.4                -                      Lease Agreement between the Company and R.S.J.J. Realty Corp.
10.5                -                      The Company Incentive Stock Option Plan
10.6                -                      Agreement between Iron Workers Local Union 40 and the Company.
10.7                -                      Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D, International Union of
                                           Operating Engineers, AFL-CIO and the Company.
10.8                -                      Agreement between Local 780 and the Company.
10.9                -                      Subcontractor agreement between the Company and McKay Enterprises, Inc., with respect to the reconstruction of 4th Avenue Bridge.
10.10               -                      Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of Stillwell Avenue
                                                                                      Station on Coney Island.
10.11               -                      Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of 39th Street Bridge over L.I.R.R.
10.12               -                      Subcontractor agreement between the Company and KISKA Construction Corporation - USA,
                                           with respect to the rehabilitation of Robert Mosses Causeway.
10.13               -                      Agreement between Atlas and the Company pursuant to the sale of contracts.
10.14               -                      Promissory Note issued to First Bank of the Americas.
10.15               -                      Subcontractor agreement between the Company and McKay Enterprises, Inc., with respect to the rehabilitation of the Kosciuszko Bridge.
10.16               -                      Form of Lock-up Agreement.
10.17               -                      Agreement to capitalize the $400,000 debt into 320,000 shares of U.S. Bridge Corp.
24.1                -                      Consent of Scarano & Lipton, P.C.

                                        SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of October 21, 1996.


                                 U.S. BRIDGE OF N.Y., INC.


                            By: \s\ Joseph M. Polito
                                   Joseph M. Polito, President


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Joseph M. Polito                              President and Director                            10\21\96
Joseph M. Polito                                  (Principal Executive                              Date
                                                  Officer)


\s\ Ronald J. Polito                              Secretary and Director                            10\21\96
Ronald J. Polito                                                                                    Date



\s\ Steven J. Polito                              Treasurer, Chief Financial                        10\21\96
Steven J. Polito                                  Officer and Chief Accounting                      Date
                                                  Officer


\s\ Phillip Neilson                               Director                                          10\21\96
Phillip Neilson                                                                                     Date


\s\Marvin Weinstein                               Director                                          10\21\96
Marvin Weinstein                                                                                    Date

                                                           U.S. BRIDGE OF N.Y., INC.
                                                         INDEX TO FINANCIAL STATEMENTS
                                                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                                      Page
                                                                      Number

Independent auditors' report                                          F-1

Balance sheet                                                         F-2

Statements of operations                                              F-3

Statement of stockholders' equity                                     F-4

Statements of cash flows                                              F-5

Notes to financial statements                                         F-6 - F-16


                               INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of U.S. Bridge of N.Y., Inc.

We have audited the accompanying balance sheet of U.S. Bridge of N.Y., Inc. ("the Company") as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and the results of its operations and cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.



Scarano & Lipton, P.C.
Mitchel Field, New York
September 27, 1996


                                                           U.S. BRIDGE OF N.Y., INC.
                                                                 BALANCE SHEET
                                                                 JUNE 30, 1996

ASSETS

Current assets:
Cash                                                                                          $223,789
Contracts and retainage receivable, net                                                       3,440,391
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                                                     2,433,524
Due from related parties                                                                      106,620

Total current assets                                                                          6,204,324

Other assets                                                                                  18,791

Total assets                                                                                  $6,223,115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including cash overdraft
 of $63,274                                                                                   $824,867
Accrued expenses                                                                              285,396
Payroll taxes payable                                                                         288,713
Due to related parties                                                                        117,255
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                                                     16,567

Total current liabilities                                                                     1,532,798

Commitments and contingencies (Note 11)                                                       -

Stockholders' equity:
Preferred stock $.01 par value, authorized 500,000 shares,
 issued and outstanding -0-                                                                   -
Common stock $.001 par value, authorized 10,000,000 shares,
 issued and outstanding 1,907,515                                                             503,652
Additional paid in capital                                                                    4,086,551
Accumulated deficit                                                                           100,114

Total stockholders' equity                                                                    4,690,317

Total liabilities and stockholders' equity                                                    $6,223,115

See accompanying notes to financial statements.


                                                           U.S. BRIDGE OF N.Y., INC.
                                                           STATEMENTS OF OPERATIONS
                                                         FOR THE YEARS ENDED JUNE 30,

                                                                     1996             1995

Contract revenue                                                     $7,091,396       $6,579,991

Cost of contract revenue                                             5,155,062        3,780,169

Gross profit                                                         1,936,334 2      2,799,822

Expenses:
General and administrative                                           2,163,160        2,102,144
Bad debt expense                                                     1,019,127        -

Total expenses                                                       3,182,287        2,102,144

(Loss) income from operations before other income
 (expense) and (benefit) provision for income taxes                  (1,245,953)      697,678

Other income (expenses):
Interest expense                                                     (19,285)         (94,239)
Unusual item (Note 9b)                                               (441,863)        (198,137)
Interest income                                                      27,478           -

Total other income (expenses)                                        (433,670)        (292,376)

(Loss) income before (benefit) provision
 for income taxes                                                    (1,679,623)      405,302

(Benefit) provision for income taxes                                 (855,250)        265,632

Net (loss) income                                                    $(824,373)       $139,670

(Loss) income per common equivalent share:
 (Loss) income before (benefit) provision
 for income taxes                                                    $(.93)           $.37

(Benefit) provision for income taxes                                 $(.47)           $.24

Net (loss) income                                                    $(.46)           $.13

Weighted average number of shares outstanding                        1,807,354        1,110,000
See accompanying notes to financial statements

                                                             U.S. BRIDGE OF N.Y., INC.
                                                         STATEMENT OF STOCKHOLDERS EQUITY
                                                    FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                  Common
                                  stock
                                                                     Additional       Accumulated      Total
                                                                     paid in          Earnings         Stockholders
                                  Shares            Amount           capital          (deficit)        equity

Balances at July 1, 1994          950,000           $502,694         $400,000         $784,817         $1,687,511

Issuance of common stock in
connection with private placement
offering net of offering costs
of $261,534                       160,000           160              568,306          -                568,466

Net income for the year ended
June 30, 1995                     -                 -                -                139,670          139,670

Balances at June 30, 1995         1,110,000         502,854          968,306          924,487          2,395,647

Issuance of common stock and
warrants from initial public
offering                          791,850           792              4,007,908        -                4,008,700

Cost associated with initial
public offering                   -                 -                (903,820)        -                (903,820)

Issuance of shares in connection
with exercise of special
warrants                          5,665             6                14,157           -                14,163

Net loss for the year
ended June 30, 1996               -                 -                -                (824,373)        (824,373)

Balances at June 30, 1996         1,907,515         $503,652         $4,086,551       $100,114         $4,690,317

See accompanying notes to financial statements.


                                                     U.S. BRIDGE OF N.Y., INC.
                                                     STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED JUNE 30,

                                                                     1996                     1995

Cash flows from operating activities:
Net (loss) income                                                    $(824,373)               $139,670
Adjustments to reconcile net (loss) income to net
cash used for operating activities:
Amortization                                                         441,863                  298,137
Bad debt expense                                                     1,019,127                -
Changes in assets and liabilities:
Contracts and retainage receivable                                   (1,539,045)              (550,188)
Costs and estimated earnings in excess of
billings on uncompleted contracts                                    (607,395)                (1,026,504)
Other assets, net                                                    (12,356)                 (73,518)
Accounts payable                                                     381,199                  (104,417)
Accrued expenses                                                     (220,934)                (23,828)
Payroll taxes payable                                                77,274                   83,236
Income taxes payable                                                 (855,250)                276,615
Billings in excess of costs and estimated
earnings on uncompleted contracts                                    16,567                   (17,518)

Net cash used for operating activities                               (2,123,323)              (998,315)

Cash flows from financing activities:
(Decrease) increase in deferred offering costs
 in connection with initial public offering                          103,554                  (103,554)
Loans from related parties                                           11,889                   105,366
Loans to related parties                                             (19,784)                 -
Proceeds from notes payable                                          -                        1,133,851
Proceeds from initial public offering and
 exercise of special warrants                                        3,119,043                -
Repayment of notes payable                                           (972,000)                (200,000)

Net cash provided by financing activities                            2,242,702                935,663

Net increase (decrease) in cash                                      119,379                  (62,650)
Cash, beginning                                                      104,410                  167,060

Cash, ending                                                         $223,789                 $104,410

Supplemental disclosure of cash flow information:
Interest paid                                                        $11,342                  $80,851
Taxes paid                                                           $704                     $730

Issuance of common stock in connection with a private offering, with an assigned value of $5 per share based on one hundred
percent (100%) of the initial public offering price of $5.00
per share less $1.00 per share purchase price                        $-                       $640,000

See accompanying notes to financial statements.

/TABLE

NOTE 1    -         ORGANIZATION

U.S. Bridge of N.Y., Inc. ("the Company") is a New York Corporation which provides steel erection for building, roadway and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. Beginning in December 1994, the Company provides the same services as a general contractor. The Company was incorporated on September 4, 1990 and is a 50.01% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder (69.5%) of Bridge Corp. and may be considered the beneficial owner of the Company. See Note 10a for further information.

NOTE 2    -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)        Contracts and retainage receivable

Contracts receivable include receivables which represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

The Company utilizes the allowance method of recognizing uncollectible contracts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible contracts receivable. As of June 30, 1996, an allowance has been established for contracts receivable which are deemed uncollectible.

b)        Deferred offering costs

Deferred offering costs consisted of professional fees related to the initial public offering ("IPO") of the Company. (See Note 10d). Deferred offering costs have been charged to additional paid-in capital upon the completion of the offering.

c)        Income taxes

Effective July 1, 1992, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for Federal, State and City income tax reporting purposes.

d)        (Loss) income per share

Net (loss) income per share for the year ended June 30, 1996 and 1995 is based upon the weighted average number of common stock outstanding during the respective periods. The 160,000 shares issued pursuant to the private offering as described in Note 10c have been treated as outstanding for all the respective periods reported in accordance with SAB#83 (Topic 4:D).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING                  POLICIES (Cont'd)

e)        Revenue recognition

The Company recognizes revenue and costs from fixed-price and modified-price contracts for all current contracts under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known.

The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

f)        Contract acquisition costs

Contract acquisition costs consisted of costs related in acquiring existing contracts from an affiliate (see Note 12a) and were amortized on a straight line basis over the lives of the respective long term contracts which ranged from one to three years.

g)        Statements of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

h)        Deferred financing costs

Deferred financing costs consisted of shares issued to investors pursuant to the Company's private offering memorandum and have been amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes, or the initial public offering of the Company. (See Note 10(c)).

i)        Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

j)        Fair value disclosure as of June 30, 1996

The carrying value of cash, contract and retainage receivable, accounts payable and accrued expenses and payroll taxes payable are a reasonable estimate of their fair value.

k)        Reclassifications

Certain reclassifications have been made to the June 30, 1995 financial statements in order to conform to the June 30, 1996 presentation.

NOTE 3 - CONTRACT AND RETAINAGE RECEIVABLE

At June 30, 1996, contract and retainage receivable consist of the following:

Contracts in progress                               $1,038,344
Completed contracts                                 2,718,681
Retainage                                           683,366

                                                    4,440,391

Less:  allowance for doubtful accounts              1,000,000

                                                    $3,440,391

NOTE 4 - CONTRACTS IN PROGRESS

At June 30, 1996, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:



Costs incurred on uncompleted contracts                     $7,079,625
Profits earned to date                                      3,914,660
                                                            10,994,285

Less: billings to date                                      8,577,328

                                                            $2,416,957

Included in the accompanying balance sheet under the following captions at June 30, 1996:


Costs and estimated earnings in excess of
billings on uncompleted contracts                           $2,433,524

Billings in excess of costs and estimated
earnings on uncompleted contracts                           (16,567)

                                                            $2,416,957

NOTE 5 - BACKLOG

The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1996. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.


Backlog balance at July 1, 1995                             $2,464,372
New contracts during the year ended
June 30, 1996                                               22,570,424
                                                            25,034,796
Less: contract revenue earned during the
year ended June 30, 1996                                    7,091,396

Backlog balance at June 30, 1996                            $17,943,400


NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 1996:

Wages and related union benefits                    $22,462

Professional fees                                   20,000

Outside labor                                       8,538
Accrued rent                                        22,500

Accrued insurance expense                           118,934

Accrued interest and penalties                      92,962

                                                    $285,396

NOTE 7 - PAYROLL TAXES

During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of June 30, 1996 the Company has not made all the required monthly payments and has not timely paid all current payroll taxes.

NOTE 8 - INCOME TAXES

Effective July 1, 1992, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's only such significant item relates primarily to net operating loss carryfowards (NOL's).

The Company files its corporate income tax return utilizing the cash basis of accounting which results in the contract receivables, payable and related percentage of completion accounts not being recognized for income tax reporting purposes. Accordingly, measurement of the net tax deferred liability attributable to such accounts would be computed at the maximum effective rate in accordance with SFAS 109.

The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows:



Federal statutory income tax benefit rate                                    34%
Increases (reductions) resulting from:
State and local income taxes net of federal benefit                          (6%)

Effective income tax benefit rate                                            28%


The tax effects of significant item comprising the Company's net deferred tax assets as of June 30 1996 is as follows:

Net operating loss carryforwards        $1,300,000
Less valuation allowance                (1,300,000)
Long-term portion of deferred tax
assets                                  $-

The Company has not provided for a deferred tax asset June 30, 1996 pursuant to SFAS 109, since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. At June 30, 1996, the Company has a net operating loss carryforwards of approximately $4,600,000 which expires between the years 2010 and 2011.

NOTE 9 - NOTES PAYABLE

a)        Bridge Loan

On January 10, 1995, pursuant to a private transaction, the Company sold to one (1) individual 10 units comprising one (1) promissory note totaling $252,000 and 3,000,000 warrants purchased for $30,000 which provided for the right to acquire 3,000,000 common shares. Each unit was comprised of a $25,200 12% promissory note and 300,000 warrants for $3,000 for a total price of $28,200 per unit. The warrants were identical and exercisable under the same term as the IPO warrants. The promissory note which beared interest at twelve percent (12%) was repaid on August 14, 1995 upon completion of the Initial Public Offering

b)        Promissory Notes

On January 16, 1995 an Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of the Company's securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, the Company recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share). Deferred financing costs were amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes, or the initial public offering of the Company. As a result, as at June 30, 1996 and 1995, the Company recorded amortization expense of $441,863 and $198,137 respectively. The holders of such shares included their shares in the Company's initial public offering. The offering was completed on March 9, 1995 resulting in all sixteen (16) units being sold netting proceeds to the Company of approximately $696,851.

The placement agent received a commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds of the offering.

c)        Line of Credit

On January 17, 1995, the Company borrowed $200,000 pursuant to a promissory note with a financial institution at a rate of 81/2% per annum. Interest was payable on the last day of each month beginning January 31, 1995. Such note was fully collaterized by certificate of deposit and it was due on June 21, 1996. As of June 30, 1996 the loan was fully repaid.

NOTE 10 - STOCKHOLDERS EQUITY

a)   Recapitalization

On April 24, 1994, the Company's parent, Bridge Corp., issued 2,820,000 shares of its own common stock to the previous stockholders of the Company in exchange for all of the Company's outstanding shares.

The acquisition of the Company by Bridge Corp, has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction, the Company was a wholly owned subsidiary of Bridge Corp. As discussed in Note 10d and 10e, the Company became a 50.01% owned subsidiary of Bridge Corp which resulted from the Company's initial public offering and the exercise of a special warrant by US Bridge Corp.

b)        Private Placement

On January 10, 1995, pursuant to a private transaction, the Company sold to one (1) individual 10 units comprising one (1) promissory note totaling $252,000 and 3,000,000 warrants purchased for $30,000 which provided for the right to acquire 3,000,000 common shares. Each unit was comprised of a $25,200 12% promissory note and 300,000 warrants for $3,000 for a total price of $28,200 per unit. The warrants were identical and exercisable under the same term as the IPO warrants. The promissory note which beared interest at twelve percent (12%) was repaid on August 14, 1995 upon completion of the Initial Public Offering

c)        Private offering

On January 16, 1995 an Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of the Company's securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, the Company recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share), and additional paid in capital was increased by $639,840 which represents the excess of the assigned value of the related stock issued over par. The holders of such shares have registered their shares in the Company's initial public offering.

d)        Initial Public Offering

On August 14, 1995 the Company successfully completed its public offering.
As a result, the Company sold 791,850 shares which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two year's financial consulting agreement with the underwriter. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totalled $903,820.


d)        Initial Public Offering (Cont'd)

Upon the closing of the sale of the Shares and Warrants offered, the Company sold to the underwriter individually and not as a representative of the Underwriters, warrants to purchase 70,000 common shares and 43,000 Warrants exercisable for a period of four years commencing one year after the IPO effective date (August 9, 1995) at 120% of the initial offering price.

e)        Special Warrant

On September 9, 1995, the Company's majority stockholder., Bridge Corp. purchased at $2.50 per share 5,665 common shares of the Company by exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company's major stockholder increased its ownership of the Company to 50.01% from 49.95%.

NOTE 11 - COMMITMENT AND CONTINGENCIES

a)        Lease agreement

The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

Year Ending
June 30,
1997                $240,000
1998                180,000

Total               $420,000

Included in general and administrative expenses is rent expense which amounted to $240,000 for the years ended June 30, 1996 and 1995. The Company also leases a yard for storage material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, total rent expense for the years ended June 30, 1996 and 1995 amounted to $282,000.

b)        Significant customers and vendors

1. For the years ended June 30, 1996 and 1995, the Company had three (3) and two (2) unrelated customers respectively, which accounted for approximately sixty two (62%) fifty-eight (58%) respectively, of total revenues. At June 30, 1996 and 1995 amounts due from such customers represented 46% and 70%, respectively, of total contracts receivable.

NOTE 11 - COMMITMENT AND CONTINGENCIES (Cont'd)

b)        Significant customers and vendors (Cont'd)

2. For the years ended June 30, 1996 and 1995 the Company purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $180,333 and $478,000 respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations.
Said vendor is under the common control of the parent company majority stockholder and President of the Company. Lastly, for the years ended June 30, 1996 and 1995, the Company paid $622,050 and $271,495 respectively, to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp. At June 30, 1996 US Bridge MD owed the Company $31,554 principally for advances in connection with above services and said amount are non-interest bearing.

c)        Seasonality

The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies.

d)        Bonding requirements

The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonds for its projects, but there can be no assurance that it will be able to continue to do so. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

NOTE 12 - RELATED PARTY TRANSACTIONS

a)        Acquisition of contracts

On June 15, 1993, the Company signed an agreement to pay $400,000 in connection with its purchase of certain of Atlas Gem Erectors, Co. Inc.'s ("Atlas Gem") existing contracts to perform steel erection services. The purchase price was determined based on 4% of the approximate total value of the contracts purchased. Atlas Gem is an affiliate owned by the Company's President. Such amount due was payable simultaneously with the Company's collection of revenue. The payment amount was computed by multiplying the purchase price by the percentage generated as a result of dividing related project revenue collected to date (progress payments) by the total project revenue. The Company has recorded $100,000, for the year ended June 30, 1995. Accordingly, as of June 30, 1995 such contract acquisition costs were fully amortized.

b)        Purchase of material and labor

For the years ended June 30, 1996 and 1995 the Company purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $180,333 and $478,000, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995 Waldorf ceased operations. Said vendor is under the common control of the parent Company's majority stockholder and President of the Company. Lastly, for the years ended June 30, 1996 and 1995, the Company paid $802,383 and $271,495 respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp. At June 30, 1996 U.S. Bridge MD owed the Company $31,554, principally for advances in connection with above services and such amounts are non-interest bearing.

c)        Rent expense

Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company wholly owned by the Company's President. Such rent amounted to $240,000 for the years ended June 30, 1996 and 1995.

d)        Employment agreement

On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. The President and Director is also entitled to receive an annual bonus of $50,000 if the Company nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement, at such time any excess advances will be re-paid to the Company. No advances have been made as of June 30, 1996 under this agreement.

In addition, the President and Director has been granted options to purchase 25,000 shares of the Company's common stock, all of which options shall be vested as of the dates outlined as follows. The options shall be exercisable commencing April 4, 1996 and continuing until April 4, 2004; providing, however, options to purchase 7,500 shares shall become vested and exercisable on April 4, 1996 and April 4, 1997, respectively, 10,000 vesting on April 4, 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options.
Lastly, the Company, pursuant to such agreement will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is the Company's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

NOTE 12 - RELATED PARTY TRANSACTIONS (Cont'd)

e)        Due from related parties

During the years ended June 30, 1996 and 1995 the Company paid certain expenses on behalf of Bridge Corp. These advances are non-interest bearing and are due on demand. As of June 30, 1996 such advances to Bridge Corp. amounted to $75,066.

Additionally, as of June 30, 1996, the Company advanced US Bridge MD $31,554.

These advances are non-interest bearing and are due on demand.

f)        Due to related parties

(i) During June 1995 the President of the Company advanced the Company $105,366. The advance is non-interest bearing and is due on demand.
          At June 30, 1996 amounts due to the President amounted to $89,687.

(ii) As of June 30, 1996, Atlas Gem Electors Co., Inc., a 100% wholly owned Company of the Company's President is owed $27,568 for advances
          made on behalf of the Company during 1994. Such advances are not interest bearing and are payable on demand.