Form 10QSB
period 1996-09-30
US BRIDGE OF NEW YORK INC
filed 1996-11-26
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 1996


                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:                                 0-26262

                            U.S. Bridge of N.Y., Inc.
             (Exact name of registrant as specified in its charter)

New York                                           11-3032277
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                    53-09 97th Place, Corona, New York 11368
              (Address of principal executive offices) (Zip Code)

                                 (718) 699-0100
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [xx]  No [  ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 1,907,515 shares outstanding as of September 30, 1996.

                            U.S. BRIDGE OF N.Y., INC.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS
Balance Sheets (Unaudited) September 30, 1996
and June 30, 1996                                                               F-1

Statements of Operations (Unaudited) for the
three months ended September 30, 1996 and 1995                                  F-2

Statement of Stockholders' Equity (Unaudited) for
the three months ended September 30, 1996                                       F-3

Statements of Cash Flows (Unaudited) for the
three months ended September 30, 1996 and 1995                                  F-4

Notes to Financial Statements                                                   F-5 - F-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                    F-10 - F-13

PART II - OTHER INFORMATION                                                                               F-14


                            U.S. BRIDGE OF N.Y., INC.
                                 BALANCE SHEETS

                                                                           (Unaudited)
                                                                           September 30,            June 30,
                               ASSETS                                      1996                     1996
                               ------                                      --------------           ----------
Current assets:
Cash                                                                       $249,780                 $223,789
Contracts and retainage receivable, net                                    4,158,968                3,440,391
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                                  2,851,057                2,433,524
Due from related parties                                                   31,554                   106,620
                                                                           --------------           ---------------

Total current assets                                                       7,291,359                6,204,324

Other assets                                                               74,584                   18,791
                                                                           --------------           ---------------

Total assets                                                               $7,365,943               $6,223,115
                                                                           ==============           ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including cash overdraft
 of $63,274                                                                $1,250,516               $824,867
Accrued expenses                                                           265,396                  285,396
Payroll taxes payable                                                      354,257                  288,713
Due to related parties                                                     382,768                  117,255
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                                  16,567                   16,567
                                                                           --------------           ---------------

Total current liabilities                                                  2,269,504                1,532,798
                                                                           --------------           ---------------

Commitments and contingencies (Note 5)                                     -                        -

Stockholders' equity:
Preferred stock $.01 par value, authorized 500,000 shares,
 issued and outstanding -0-                                                -                        -
Common stock $.001 par value, authorized 10,000,000 shares,
 issued and outstanding 1,907,515                                          503,652                  503,652
Additional paid in capital                                                 4,086,551                4,086,551
Accumulated deficit                                                        506,236                  100,114
                                                                           --------------           ---------------

Total stockholders' equity                                                 5,096,439                4,690,317
                                                                           --------------           ---------------

Total liabilities and stockholders' equity                                 $7,365,943               $6,223,115
                                                                           ==============           ===============

See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                           1996                     1995
                                                                           --------------           ----------
Contract revenue                                                           $3,147,941               $1,571,607

Cost of contract revenue                                                   2,254,387                1,125,988
                                                                           --------------           ---------------

Gross profit                                                               893,554                  445,619

General and administrative expenses                                        487,432                  552,972
                                                                           --------------           ---------------

Income (loss) from operations before interest
 expense/financing costs and provision for income taxes                    406,122                  (107,353)

Interest expense/financing costs                                           -                        460,632
                                                                           --------------           ---------------

Income (loss) before provision for income taxes                            406,122                  (567,985)

Provision for income taxes                                                 -                        -
                                                                           --------------           -------------

Net income (loss)                                                          $406,122                 $(567,985)
                                                                           ==============           ===============

Income (loss) per common equivalent share:

Income (loss) before provision for income taxes                            $.21                     $(.35)
                                                                           ==============           ===============
Provision for income taxes                                                 $-                       $-
                                                                           ==============           =============
Net income (loss)                                                          $          .21           $(.35)
                                                                           ==============           ===============

Weighted average number of shares outstanding                              1,907,515                1,641,677
                                                                           ==============           ===============

See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                       Common
                                                       stock
                                                                           Additional                              Total
                                                                           paid in             Retained            Stockholders'
                                             Shares         Amount         capital             earnings            equity
Balances at July 1, 1996                     1,907,515      $503,652       $4,086,551          $100,114            $4,690,317

Net income for the three months
 ended September 30, 1996                    -              -              -                   406,122             406,122
                                             -----------    ----------     ------------        -----------         -----------

Balances at September 30, 1996               1,907,515      $503,652       $4,086,551          $506,236            $5,096,439
                                             ===========    ==========     ============        ===========         ===========

See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                           1996                1995
                                                                           --------------      ----------

Cash flows from operating activities:
Net income (loss)                                                          $406,122            $(567,985)
Adjustments to reconcile net income to net
 cash used for operating activities:
Amortization                                                               -                   441,863
Changes in assets and liabilities:
Accounts receivable                                                        (718,577)           (460,704)
Prepaid expenses                                                           -                   (114,162)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                         (417,533)           (278,355)
Accounts payable                                                           425,649             260,407
Accrued expenses                                                           (20,000)            (278,303)
Payroll taxes payable                                                      65,544              8,749
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                         -                   69,614
                                                                           --------------      ---------------
Net cash used for operating activities                                     (258,795)           (918,876)
                                                                           --------------      ---------------

Cash flow from investing activities:
Increase in other assets                                                   (55,793)            -
                                                                           --------------      -------------
Net cash used for investing activities                                     55,793              -
                                                                           --------------      -------------

Cash flows from financing activities:
Deferred offering costs charged to additional
 paid in capital                                                           -                   103,554
Proceeds from related parties                                              340,579             (9,716)
Proceeds from initial public offering and
 exercise of special warrant                                               -                   4,022,863
Cost associated with initial public offering                               -                   (903,820)
Repayments of notes payable                                                -                   (972,000)
                                                                           --------------      ---------------
Net cash provided by financing activities                                  340,579             2,240,881
                                                                           --------------      ---------------

Net increase in cash                                                       25,991              1,322,005
Cash beginning                                                             223,789             104,410
                                                                           --------------      ---------------
Cash ending                                                                $249,780            $1,426,415
                                                                           ==============      ===============

Supplemental disclosure of cash flow information:
Interest paid                                                              $-                  $54,976
                                                                           ==============      ===============
Taxes paid                                                                 $-                  $-
                                                                           ==============      ===============

See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1       -    GENERAL

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at June 30, 1996, included in the Company's Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.

     The Company was incorporated on September 4, 1990 and is a 50.01% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder (69.5%) of Bridge Corp. and may be considered the beneficial owner of the Company.

NOTE 2       -    PAYROLL TAXES

     During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of September 30, 1996 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable amounted to $354,257 as of September 30, 1996.

NOTE 3       -    DUE TO RELATED PARTIES

     As of September 30, 1996 the Company's President has advanced a total of approximately $317,187 to the Company. The remaining balance amounting to $65,581 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

NOTE 4       -    STOCKHOLDERS EQUITY

             a)   Recapitalization

     On April 24, 1994, the Company's parent, Bridge Corp., issued 2,820,000 shares of its own common stock to the previous stockholders of the Company in exchange for all of the Company's outstanding shares.

     The acquisition of the Company by Bridge Corp. has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before the Company's private offering and initial public offering, the Company was a wholly owned subsidiary of Bridge Corp. As of September 30, 1996 the Company is a 50.01% owned subsidiary of Bridge Corp.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



NOTE 4       -    STOCKHOLDERS EQUITY (Cont'd)

            b)    Bridge Loan

     On January 10, 1995, pursuant to a private transaction, US Bridge NY sold to one (1) individual 10 units comprising one (1) promissory note totaling
$252,000 and 3,000,000 warrants purchased for $30,000 which provided for the right to acquire 3,000,000 common shares of US Bridge NY. Each unit was comprised of a $25,200 12% promissory note and 300,000 warrants for $3,000 for a total price of $28,200 per unit. The warrants were identical and exercisable under the same term as the IPO warrants of US Bridge NY. The promissory note which beared interest at twelve percent (12%) was repaid on August 14, 1995 upon completion of US Bridge NY's Initial Public Offering

            c)    Private offering

     On January 16, 1995 an Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of US Bridge NY securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, US Bridge NY recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share). Deferred financing costs were amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes or the initial public offering of US Bridge NY. As a result, for the years ended June 30, 1996 and 1995 US Bridge NY recorded amortization expense of $441,863 and $198,137, respectively. The holders of such shares included their shares in US Bridge NY's initial public offering. The offering was completed on March 9, 1995 resulting in all sixteen (16) units being sold netting proceeds to US Bridge NY of approximately $696,851.

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

                           U.S. BRIDGE OF N.Y., INC.
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 4       -    STOCKHOLDERS EQUITY (Cont'd)

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

NOTE 5       -    COMMITMENT AND CONTINGENCIES

             a)   Lease agreement

     The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

          Year Ending
          June 30,
          1997                               $180,000
          1998                               180,000
                                             ---------------
          Total                              $360,000
                                             ===============

     The Company also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, included in general and administrative expenses is rent expense which amounted to $70,500 for the three months ended September 30, 1996 and 1995.

             b)   Seasonality

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

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 5       -    COMMITMENT AND CONTINGENCIES (Cont'd)

            c)    Bonding requirements

     The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonding up to $10,000,000 per job for its private projects. The Company is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

NOTE 6       -    RELATED PARTY TRANSACTIONS

            a)    Purchase of material and labor

     For the three months ended September 30, 1996 and 1995 the Company purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") $0 and $14,000, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three months ended September 30, 1996 and 1995, the Company paid $166,000 and $200,000, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp. Amounts payable related to all of such transactions and included in accounts payable total $102,000 at September 30, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

             b)   Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $60,000 for the three months ended September 30, 1996 and 1995, respectively.

             c)   Employment agreement

     On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. The President and Director is also entitled to receive an annual bonus of $50,000 if the Company nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement, at such time any excess advances will be re-paid to the Company. No advances have been made as of September 30, 1996.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6       -    RELATED PARTY TRANSACTIONS (Cont'd)

             c)   Employment agreement (Cont'd)

     In addition, the President and Director will be granted options to purchase 25,000 shares of the Company's common stock, all of which options shall be vested as of the dates outlined as follows. The options shall be exercisable commencing April 4, 1996 and continuing until April 4, 2004; providing, however, options to purchase 7,500 shares shall become vested and exercisable on April 4, 1996 and April 4, 1997, respectively, 10,000 vesting on April 4, 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. Lastly, the Company, pursuant to such agreement will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is the Company's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

            d)    Due to related parties

     As of September 30, 1996 the Company's President has advanced a total of approximately $317,187 to the Company. The remaining balance amounting to $65,581 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

NOTE 7       -    SUBSEQUENT EVENT

                  New Projects

     Subsequent to September 30, 1996 the Company obtained an additional $1,900,000 of new contracts.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through September 30, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through September 30, 1996.

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995

     The Company was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by Federal, State and local Government authorities in New York State and the Metropolitan areas. Previously, Mr. Polito, through other entities, has furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993, the Company has provided steel erection services for building, roadway and bridge repair projects for general contracts who have been engaged by private and municipal/government clients.

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

     Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity due to weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 69.5% of the outstanding shares of Bridge and may be considered the beneficial owner of the shares of the Company owned by Bridge. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative offices and storage space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Lastly, Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors.

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995 (Cont'd)

     Contract revenues have increased by $1,576,334 or 100% to $3,147,941 from $1,571,607 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This material increase is due to new contracts commencing toward the last quarter of the Company's fiscal year.

     The Company's gross profits for the three months ended September 30, 1996 is 28% as compared to the three months ended September 30, 1995 which was also 28%.

     For the three months ended September 30, 1996 and 1995 the Company purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") $0 and $14,000, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three months ended September 30, 1996 and 1995, the Company paid $166,000 and $200,000, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp. Amounts payable related to all of such transactions and included in accounts payable total $102,000 at September 30, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     As of  September  30,  1996,  the  Company  has a backlog of  approximately
$14,800,000. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun. Subsequent to September 1996, the Company obtained an additional $1,900,000 of new projects.

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

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995 (Cont'd)

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased by $65,540 or 12% to $487,432 for the three months September 30, 1996 from $552,972 for the three months ended September 30, 1995. The total decrease amounting to $65,540 was attributable to primarily decreases in office salaries.

Liquidity and Capital Resources

     At September 30, 1996, the Company has working capital of $5,021,855.

     As of September 30, 1996, the Company's accounts receivable amounted to $4,158,968, of which approximately $868,705 or 21% has been collected through November 15, 1996.

     Net cash used for operating activities amounted to $258,795 for the three months ended September 30, 1996. The major components of such use of cash was directly attributed to the increase of accounts receivable amounting to $718,577, increase in costs in excess of billings on uncompleted contracts amounting to $417,533, and the increase of accounts payable and net income amounting to $831,771. For the three months ended September 30, 1995, the net cash used for operating activities amounted to $918,876. With regards to financing activities, the Company provided $340,579 of cash for the three months ended September 30, 1996. Such cash was provided primarily by loans from stockholder and other related parties.

     During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of September 30, 1996 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable amounted to $354,257 as of September 30, 1996.

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

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

Liquidity and Capital Resources (Cont'd)

     On September 9, 1995, the Company's majority stockholder Bridge Corp. purchased at $2.50 per share 5,665 common shares of the Company be exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company's major stockholder increased its ownership of the Company to 50.01% from 49.95%.

                          PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

           None

ITEM 2 - Changes in Securities:

           None

ITEM 3 - Defaults Upon Senior Securities:

           None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

           None

ITEM 5 - Other Information:

           None

ITEM 6 - Exhibits and Reports on Form 8-K:

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto dult authorized as of the 18th day of November 18, 1996.


                                                       U.S. BRIDGE of N.Y., INC.

                                                           By: /s/ Joseph Polito
                                                                       President

                                                           By: /s/ Steven Polito
                                                                       Treasurer