Form 10QSB
period 1996-12-31
US BRIDGE OF NEW YORK INC
filed 1997-02-26
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              December 31, 1996
                                              -------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 1,907,515 shares outstanding as of December 31, 1996.

                            U.S. BRIDGE OF N.Y., INC.
                                      INDEX

PART 1 - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS
Balance Sheets (Unaudited) December 31, 1996
 and June 30, 1996                                                              F-1

Statements of Operations (Unaudited) for the
        three months ended December 31, 1996 and 1995                           F-2

Statements of Operations (Unaudited) for the
        six months ended December 31, 1996 and 1995                             F-3

Statement of Stockholders' Equity (Unaudited) for
 the six months ended December 31, 1996                                         F-4

Statements of Cash Flows (Unaudited) for the
        six months ended December 31, 1996 and 1995                             F-5

Notes to Financial Statements                                                   F-6 - F-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                             F-11 - F-14

PART II - OTHER INFORMATION                                                     F-15

                            U.S. BRIDGE OF N.Y., INC.
                                 BALANCE SHEETS


                                                                   (Unaudited)
                                                                   December 31 June 30,
                               ASSETS                              1996        1996
                               ------                              ----        ----


Current assets:
    Cash                                                           $ 366,531   $  223,789
    Contracts and retainage receivable, net ...................    6,764,680    3,440,391
    Costs and estimated earnings in excess of billings
     on uncompleted contracts .................................    1,072,000    2,433,524
    Due from related parties ..................................       44,124      106,620

         Total current assets .................................    8,247,335    6,204,324

Other assets ..................................................       33,879       18,791


Total assets                                                     $ 8,281,214   $6,223,115


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdraft
     of $97,419 and $63,274                                      $ 1,959,237   $  824,867
    Accrued expenses ..........................................      299,993      285,396
    Payroll taxes payable .....................................      441,583      288,713
    Due to related parties ....................................      321,722      117,255
    Billings in excess of costs and estimated earnings
     on uncompleted contracts .................................        7,710       16,567

         Total current liabilities ............................    3,030,245    1,532,798

Commitments and contingencies (Note 5) ........................         --           --

Stockholders' equity:
    Preferred stock $.01 par value, authorized 500,000 shares,
     issued and outstanding -0- ...............................         --           --
    Common stock $.001 par value, authorized 10,000, 00 shares,
     issued and outstanding 1,907,515 .........................      503,652      503,652
    Additional paid in capital ................................    4,086,551    4,086,551
    Retained earnings .........................................      660,766      100,114


         Total stockholders' equity ...........................    5,250,969    4,690,317

Total liabilities and stockholders' equity                       $ 8,281,214   $6,223,115

                 See accompanying notes to financial statements
                                  (unaudited).

                           U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)

                                                                                1996                1995
                                                                                ----                ----


Contract revenue                                                                $ 2,627,918         $901,750

Cost of contract revenue ...........................                            1,888,570           399,523

Gross profit .......................................                            739,348             502,227

General and administrative expenses ................                            583,807             600,390

Income (loss) from operations before interest income
 (expense) and provision for income taxes ..........                            155,541             (98,163)

Interest (expense) income ..........................                            (1,011)             10,940

Income (loss) before provision for income taxes ....             `              154,530             (87,223)

Provision for income taxes .........................                            --                  --

Net income (loss)                                                               $ 154,530           $(87,223)

(Income) loss per common equivalent share:

Income (loss) before provision for income taxes ....                            .08                 $(.05)

Provision for income taxes .........................                            --                  $--

Net income (loss) ..................................                            .08                 $(.05)

Weighted average number of shares outstanding ......                            1,907,515           1,707,664

           See accompanying notes to financial statements (unaudited)

                           U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)

                                                            1996                1995
                                                            ----                ----


Contract revenue                                            $ 5,775,859         $ 2,473,357

Cost of contract revenue ............................       4,142,957           1,525,511

Gross profit ........................................       1,632,902           947,846

General and administrative expenses .................       1,071,239           1,153,362

Income (loss) from operations before interest
 expense/unusual item and provision for income taxes        561,663             (205,516)

Interest expense ....................................       (1,011)             (7,829)

Unusual item (Note 4c) ..............................       --                  (441,863)

Income (loss) before provision for income taxes .....       560,652             (655,208)

Provision for income taxes ..........................       --                  --

Net income (loss) ...................................       $560,652            $(655,208)

Income (loss) per common equivalent share:

Income (loss) before provision for income taxes             $.29                $(.38)

Provision for income taxes                                  $ -                 $--

Net income (loss)                                           $ .29               $(.38)

Weighted average number of shares outstanding .......       1,907,515           1,707,664

           See accompanying notes to financial statements (unaudited)

                            U.S. BRIDGE OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)




                                            Common
                                            stock
                                                                           Additional                    Total
                                                                           paid in       Retained        Stockholders'
                                            Shares         Amount          capital       earnings        equity

Balances at July 1, 1996                    1,907,515      $503,652        $4,086,551    $100,114        $4,690,317

Net income for the six months
 ended December 31, 1996                    -              -               -             560,652         560,652
                                            ---            ---             ---           -------         -------

Balances at December 31, 1996               1,907,515      $503,652        $4,086,551    $660,766        $5,250,969
                                            =========      =======         =========     =======         =========

                       See accompanying notes to financial
                             statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                                1996                1995
                                                                                ----                ----


Cash flows from operating activities:
    Net income (loss)                                                           $560,652            $(655,208)
    Adjustments to reconcile net income to net
     cash used for operating activities:
         Amortization                                                           2 327               441,863
    Changes in assets and liabilities:
     Accounts receivable                                                        (3,324,289)         (146,653)
         Prepaid expenses                                                       (10,996)            (114,130)
         Costs and estimated earnings in excess of
       billings on uncompleted contracts                                        1,361,524           (567,734)
         Other current assets                                                   (742)               (32)
         Accounts Payable                                                       1,134,370           (19,550)
         Accrued expenses                                                       14,597              (235,974)
         Payroll taxes payable                                                  152,870             (49,807)
         Income taxes payable                                                   -                   -
         Billings in excess of costs and estimated
       earnings on uncompleted contracts                                        (8,857)             16,567

            Net cash used for operating activities                              (118,544)           (1,330,658)


Cash flows from investing activities:
    Purchase of other assets                                                    (5,677)             -

         Net cash used for investing activities                                 (5,677)             -

Cash flows from financing activities:
    Offering costs charged to additional
     paid in capital                                                            -                   103,554
    Loans from repayments (to) related parties                                  266,963             (9,716)
    Proceeds from initial public offering and
     exercise of special warrant                                                -                   4,022,863
    Cost associated with initial public offering                                -                   (903,820)
    Repayments of notes payable                                                 -                   (972,000)

            Net cash provided by financing activities                           266,963             2,240,881


Net increase in cash and cash equivalents                                       142,742             910,223
Cash and cash equivalents, beginning                                            223,789             104,410

Cash and cash equivalents, ending                                               $366,531            $1,014,633

Supplemental disclosure of cash flow information:
    Interest paid                                                               $ -                 $54,976

    Taxes paid                                                                  $ -                 $-

                 See accompanying notes to financial statements
                                  (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)


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


NOTE 2 - PAYROLL TAXES

During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of December 31, 1996 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable amounted to $441,583 as of December 31, 1996.

NOTE 3 - DUE FROM/TO RELATED PARTIES

     As of December 31, 1996, the Company has advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

     As of December 31, 1996 the Company's President has advanced a total of approximately $298,788 to the Company. The remaining balance amounting to $22,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

NOTE 4 - STOCKHOLDERS EQUITY


                  Issuance of stock options

     During December 1996, the Company granted 125,000 stock options to its President pursuant to the 1994 senior management incentive plan (see Note 7a for additional information).

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

NOTE 5 - COMMITMENT AND CONTINGENCIES


                  a) Bonding requirements

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

                  b) Mechanic's lien

     During December 1996, the Company filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers. No additional allowances have been recorded as of December 31, 1996.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to/from related parties

     As of December 31, 1996, the Company has advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

     As of December 31, 1996 the Company's President has advanced a total of approximately $298,788 to the Company. The remaining balance amounting to $22,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

NOTE 7 - SUBSEQUENT EVENT

                    a) Form S-8 registration statement

     During February 1997, pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission, the Company registered 125,000 common shares underlying option to issue common stock of the Company to the Company's President pursuant to the 1994

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

     Senior Management Incentive Plan. The options are exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and expire on November 27, 2001. Such options were granted to the Company's President pursuant to Board of Directors minutes executed during February 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through December 31, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through December 31, 1996.


     Three months ended December 31, 1996 as compared to three months ended December 31, 1995 Contract revenues have increased by $1,726,168 or 191% to $2,627,918 from $901,750 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This material increase is due to new contracts commencing toward the first quarter of the Company's fiscal year.

     The Company's gross profits for the three months ended December 31, 1996 is 28% as compared to the three months ended December 31, 1995 which was 56%.

     This material decrease in gross profit amounting to 28% is primarily due to the Company revising its contract cost estimates and due to the fact that the Company did not recognize any joint venture profits for the three months ended December 31, 1996.

     For the three months ended December 31, 1996 and 1995, the Company paid $172,141 and $337,821, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge. Amounts payable related to all of such transactions and included in accounts payable total $189,071 at December 31, 1996. Such amounts are non-interest earing obligations. Said vendors are under the common control of the Company's majority stockholder.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased minimally by $16,503 or 3% to $583,807 for the three months December 31, 1996 from $600,390 for the three months ended December 31, 1995.

     Six months ended December 31, 1996 as compared to six months ended December 31, 1995

     Contract revenues have increased by $3,302,502 for the six months ended December 31, 1996 to $5,775,859 as compared to the contract revenue for the six months ended December 31, 1995 of $2,473,357. This net increase is a direct result of the company obtaining additional contracts during the year. During the year ended June 30, 1996 the Company obtained new contracts and additional change orders to previous contracts amounting to approximately $22,500,000.

     The Company's gross profits for the six months ended December 31, 1996 is 28% as compared to the six months ended December 31, 1995 which was 38%. The decrease in gross profit is due to the Company revising its contract cost estimates for jobs coming to an end in the current period, pursuant to the percentage of completion method. In addition, the Company did not recognized revenue related to profit sharing on certain projects during the six months ended December 31, 1996.


     General and administrative expenses have decreased by $82,123 or 7% to $1,071,239 for the six months ended December 31, 1996 from $1,153,362 for the six months ended December 31, 1995. The total decrease amounting to $82,123 is mainly attributable to decrease in office overhead.

     As of December 31, 1996, the Company has a backlog of approximately $14,313,000. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

Liquidity and Capital Resources

     At December 31, 1996, the Company has working capital of $5,217,090.

     As of December 31, 1996, the Company's accounts receivable amounted to $6,764,680, of which approximately $940,000 or 14% has been collected through February 17, 1997.

     During December 1996, the Company filed three separate mechanin's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers. No additional allowance has been recorded as of December 31, 1996.


     Net cash used for operating activities amounted to $118,544 for the six months ended December 31, 1996 as compared to a use of cash of $1,330,658 for the six months ended December 31, 1995. With regards to financing activities, the Company provided $266,963 of cash for the six months ended December 31, 1996. Such cash was provided primarily by loans from stockholder and other related parties.

     During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of December 31, 1996 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable amounted to $441,583 as of December 31, 1996.

      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

     In January 1997, an action was commenced by The Ohio Bridge Corporation ("Ohio") against the Company that the Company has infringed its trademark "U.S. Bridge". In February 1997 the Company filed an answer to the complaint. The action is presently in the discovery stage. Ohio is requesting injunctive relief, profits obtained by use of the name and compensatory damages. The Company's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market or advertise its products.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

     On January 9, 1997, the Company held an annual meeting, at which time its stockholders (i) elected five directors to the Corporation's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified and (ii) approved an amendment to the Corporation=s Senior Management Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 150,000 to 1,000,000. At the meeting the stockholders approved the proposals by votes as follows:

                             Votes Cast                Withhold
Nominees                       For                Authority to Vote

Joseph M. Polito              1,865,873                30,880
Ronald J. Polito              1,867,473                29,280
Steven J. Polito              1,867,473                29,280
Philip Neilson                1,866,973                29,780
Marvin Weinstein              1,869,473                27,280

     The proposal to authorize the Corporation to ratify an amendment to the Corporation=s Senior Management Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 150,000 to 1,000,000 received at least a plurality of the votes cast.

                           Votes Cast       Votes Cast
                               For            Against            Abstain

                           1,157,848        79,830               738,905


ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           U.S. Bridge of N.Y., Inc..
                                  (Registrant)


February 21, 1997                  /s/ Joseph Polito
         Date                      Joseph Polito
                                   President


                                   /s/ Ronald Polito
                                   Ronald Polito
                                   Treasurer