Form 10QSB
period 1997-03-31
US BRIDGE OF NEW YORK INC
filed 1997-05-22
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                               MARCH 31, 1997
                                               ----------------------------

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

     Common stock, par value $.001 per share: 2,032,515 shares outstanding as of March 31, 1997.

                            U.S. BRIDGE OF N.Y., INC.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS

             Balance Sheets March 31, 1997 (Unaudited)
              and June 30, 1996                                                                2

             Statements of Operations (Unaudited)
                     for the three months ended March 31, 1997 and 1996                        3

             Statements of Operations (Unaudited)
                     for the nine months ended March 31, 1997 and 1996                         4

             Statement of Stockholders' Equity (Unaudited)
              for the nine months ended March 31, 1997                                         5

             Statements of Cash Flows (Unaudited)
               for the nine months ended March 31, 1997 and 1996                               6

             Notes to Financial Statements                                                     7 -9

        ITEM 2 - Management's Discussion And Analysis Of Financial
                    Condition And Results Of Operations                                        10-12

Part 2 - Other Information

        ITEM 1 - Legal Proceedings                                                             13

        ITEM 5 - Other Information                                                             13

                            U.S. BRIDGE OF N.Y., INC.
                                 BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                  March 31,          June 30,
                               ASSETS                                               1997               1996
                               ------                                               ----               ----


Current assets:
    Cash                                                                        $     345,992     $      223,789
    Contracts and retainage receivable, net                                         7,140,332          3,440,391
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                       1,388,696          2,433,524
    Due from related parties                                                           44,124            106,620
                                                                                       ------            -------

         Total current assets                                                       8,919,144          6,204,324

Other assets                                                                           51,528             18,791
                                                                                       ------             ------

Total assets                                                                    $   8,970,672     $    6,223,115
                                                                                =   =========     =    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdraft
     of $123,354 and $63,274                                                    $   2,384,140     $      824,867
    Accrued expenses                                                                  261,637            285,396
    Payroll taxes payable                                                             573,633            288,713
    Income taxes payable                                                              301,000                -
    Due to related parties                                                            279,722            117,255
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                          29,459             16,567
                                                                                       ------             ------

         Total current liabilities                                                  3,829,591          1,532,798
                                                                                    ---------          ---------

Commitments and contingencies (Note 5)                                                    -                 -

Stockholders' equity:
    Preferred stock $.01 par value, authorized 500,000 shares,
     issued and outstanding -0-                                                           -                 -
    Common stock $.001 par value, authorized 10,000,000 shares,
     issued and outstanding 2,032,515 and 1,907,515, respectively                     504,902            503,652
    Additional paid in capital                                                      4,222,801          4,086,551
    Retained earnings                                                                 550,878            100,114
                                                                                      -------            -------

         Sub-total stockholders' equity                                             5,278,581          4,690,317
    Less: Stock subscription receivable                                              (137,500)               -
                                                                                     --------                -

         Total stockholders' equity                                                 5,141,081          4,690,317
                                                                                    ---------          ---------

Total liabilities and stockholders' equity                                      $   8,970,672     $    6,223,115
                                                                                =   =========     =    =========

See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                     1997               1996
                                                                                     ----               ----


Contract revenue                                                                $   1,915,553      $   1,396,919

Cost of contract revenue                                                            1,129,472            934,815
                                                                                    ---------            -------

Gross profit                                                                          786,081            462,104

General and administrative expenses                                                   593,958            619,152
                                                                                      -------            -------

Income (loss) from operations before interest income
 (expense) and provision for income taxes                                             192,123           (157,048)

Interest (expense) income                                                              (1,011)             7,468
                                                                                       ------              -----

Income (loss) before provision for income taxes                                       191,112           (149,580)

Provision for income taxes                                                             76,445                -
                                                                                       ------                -

Net income (loss)                                                               $     114,667      $    (149,580)
                                                                                =     =======      =    ========

(Income) loss per common equivalent share:

Income (loss) before provision for income taxes                                              .10   $        (.08)
                                                                                             ===   ==========
Provision for income taxes                                                               (.04)     $        -
                                                                                         ====      =        =
Net income (loss)                                                                            .06   $        (.08)
                                                                                             ===   =        ====

Weighted average number of shares outstanding                                       1,907,515          1,774,280
                                                                                    =========          =========

           See accompanying notes to financial statements (unaudited)

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                    1997                1996
                                                                                    ----                ----


Contract revenue                                                                $   7,691,412      $   3,870,276

Cost of contract revenue                                                            5,272,429          2,504,143
                                                                                    ---------          ---------

Gross profit                                                                        2,418,983          1,366,133

General and administrative expenses                                                 1,665,197          1,728,697
                                                                                    ---------          ---------

Income (loss) from operations before interest
 expense/unusual item and provision for income taxes                                  753,786           (362,564)

Interest expense                                                                       (2,022)              (361)

Unusual item                                                                              -             (441,863)
                                                                                          ---           --------

Income (loss) before provision for income taxes                                       751,764           (804,788)

Provision for income taxes                                                            301,000                -
                                                                                      -------                -

Net income (loss)                                                               $     450,764      $    (804,788)
                                                                                =     =======      =    ========

Income (loss) per common equivalent share:

Income (loss) before provision for income taxes                                 $            .40   $            (.45)
                                                                                =            ===   =================
 Provision for income taxes                                                     $        (.16)     $         -
                                                                                =        ====      =         =
 Net income (loss)                                                              $            .24   $             (.45)
                                                                                =            ===   ==================

Weighted average number of shares outstanding                                       1,907,515          1,774,280
                                                                                    =========          =========

           See accompanying notes to financial statements (unaudited)


                                                                            Additional                          Total
         Common Stock                                                       paid in           Retained          Stockholders'
                                               Shares           Amount      capital           earnings          equity

Balances at July 1, 1996                      1,907,515    $     503,652    $   4,086,551      $   100,114       $   4,690,317

Issuance of common shares
 in connection with the exercise
 of options                                     125,000            1,250          136,250              -               137,500

Net income for the nine months
 ended March 31, 1997                               -                -                -            450,764             450,764
                                                    ---              ---              ---          -------             -------

Balances at March 31, 1997                    2,032,515    $     504,902    $   4,222,801      $   550,878       $   5,278,581
                                              =========    =     =======    =   =========      =   =======       =   =========


          See accompanying notes to financial statements (unaudited).


                                                                                     1997                1996
                                                                                     ----                ----
Cash flows from operating activities:
    Net income (loss)                                                           $     450,764       $    (804,788)
    Adjustments  to  reconcile  net  income  to  net  cash  used  for  operating activities:
         Amortization                                                                   3,490             441,863
    Decrease (increase) in:
         Accounts receivable                                                       (3,699,941)           (413,576)
         Prepaid expenses                                                              (3,150)            (45,501)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                                         1,044,828          (1,043,783)
         Other current assets                                                         (27,400)             (5,532)
    Increase (decrease) in:
         Accounts payable                                                           1,559,273             292,559
         Accrued expenses                                                             (23,759)           (229,681)
         Payroll taxes payable                                                        284,920               3,988
         Income taxes payable                                                         301,000                 -
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                                            12,892                 -
                                                                                       ------                 -
            Net cash used for operating activities                                    (97,083)         (1,804,451)
                                                                                      -------          ----------

Cash flows from investing activities:
    Purchase of other assets                                                           (5,677)                -
                                                                                       ------                 -
         Net cash used for investing activities                                        (5,677)                -
                                                                                       ------                 -

Cash flows from financing activities:
    Offering costs charged to additional
     paid in capital                                                                      -               103,554
    Loans from repayments (to) related parties                                        224,963              (9,516)
    Proceeds from initial public offering and
     exercise of special warrant                                                          -             4,022,863
    Cost associated with initial public offering                                          -              (903,820)
    Repayments of notes payable                                                           -              (972,000)
                                                                                          ---            --------
            Net cash provided by financing activities                                 224,963           2,241,081
                                                                                      -------           ---------

Net increase in cash                                                                  122,203             436,630
Cash, beginning                                                                       223,789             104,410
                                                                                      -------             -------

Cash, ending                                                                    $     345,992       $     541,040
                                                                                =     =======       =     =======

Supplemental disclosure of cash flow information:
    Interest paid                                                               $         -         $      62,312
                                                                                =         ===       =      ======
    Taxes paid                                                                  $         -         $         -
                                                                                =         ===       =        ==

Supplemental disclosure of non-cash operating activities:
    Elimination of income taxes payable resulting
     from over-accruals                                                         $         -         $     855,954
                                                                                =         ===       =     =======

Supplemental disclosure of non-cash financing activities:

    Issuance of common stock upon exercise of options
     in exchange of stock subscription receivable                               $     137,500       $         -

NOTE 1 - GENERAL

     The Company was incorporated on September 4, 1990 and is a 47% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder

     (69.5%) of Bridge Corp. and may be considered the beneficial owner of the Company.

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


NOTE 2 - PAYROLL TAXES

     During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of March 31, 1997 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable, including accrued penalties and interest, amounted to $573,633 at March 31, 1997.

NOTE 3 - DUE FROM/TO RELATED PARTIES

     As of March 31, 1997, the Company has advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

     As of March 31, 1997 the Company's President has advanced a total of approximately $273,788 to the Company. The remaining balance amounting to $5,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

NOTE 4 - STOCKHOLDERS EQUITY

     a) Issuance of common stock

     During February 1997, pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission, the Company registered 125,000 common shares underlying an option to the Company's President pursuant to the 1994
Senior Management Incentive Plan. The options were exercisable at $1.10 per share (110% of the bid price on November 27, 1996)
     and expire on November 27, 2001. These options were exercised March 27, 1997 resulting in the issuance of 125,000 shares of Common Stock.

NOTE 5 - COMMITMENT AND CONTINGENCIES

     a) Lease agreement

     The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                                Year Ending
                                  June  30,
                                    1997                           $        60,000
                                    1998                                   180,000
                                                                          --------
                                    Total                          $       240,000
                                                                   =       =======


     The Company also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, included in general and administrative expenses is rent expense which amounted to $70,500 for the three months ended March 31, 1997 and 1996 and $211,500 for the nine months ended March 31, 1997 and 1996. As of March 31, 1997, $440,000 of rent remains unpaid and is included in accounts payable.

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

     d) Mechanic's lien

     During December 1996, the Company filed four separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During, the three months ended March 31, 1997, three actions seeking to foreclose on the mechanics liens previously filed were commenced.



     e) Legal Proceedings

     During January 1997, an action was commenced by the Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge". In February 1997, the Company filed an answer to the complaint. The action is presently in the discovery stage. Ohio seeks injunctive relief, profits obtained by the Company as a result of its use of the name, and compensatory damages. The Company's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market, or advertise its products.

NOTE 6 -RELATED PARTY TRANSACTIONS

     a) Purchase of material and labor

     For the three months ended March 31, 1997 and 1996, the Company paid $33,500 and $310,767, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. Amounts payable related to all of such transactions and included in accounts payable total $152,571 at March 31, 1997. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     b) Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $60,000 and $180,000 for the three and nine months ended March 31, 1997 and 1996. Included in accounts payables as of March 31, 1997 is $440,000 representing unpaid rent to such affiliated entity.

     c) Due to/from related parties

     As of March 31, 1997, the Company has advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

     As of March 31, 1997 the Company's President has advanced a total of approximately $273,788 to the Company. The remaining balance amounting to $5,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

     ITEM 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     RESULTS OF OPERATIONS

     The Company recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through March 31, 1997. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through March 31, 1997.

     Company Background

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 69.5% of the outstanding shares of U.S. Bridge Corp.
("Bridge") and may be considered the beneficial owner of the shares of the Company owned by Bridge. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative offices and storage space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Lastly, Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors.

     Three months ended March 31, 1997 as compared to three months ended March 31, 1996

     Contract revenues have increased by $518,634 or 37% to $1,915,553 from $1,396,919 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This material increase is due to new contracts commencing toward the first and second quarter of the Company's fiscal year.

     The Company's gross profits for the three months ended March 31, 1997 is 41% as compared to the three months ended March 31, 1996 which was 33%. This increase in gross profit amounting 8% is primarily due to the Company revising its contract cost estimates.

     For the three months ended March 31, 1997 and 1996, the Company paid $33,500 and $310,767, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge. Amounts payable related to all of such transactions and included in accounts payable total $152,571 at March 31, 1997. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased minimally by $25,194 or 4% to $593,958 for the three months March 31, 1997 from $619,152 for the three months ended March 31, 1996.

     Nine months ended March 31, 1997 as compared to nine months ended March 31, 1996

     Contract revenues have increased by $3,821,136 or 99% for the nine months ended March 31, 1997 to $7,691,412 as compared to the contract revenue for the nine months ended March 31, 1996 of $3,870,276. This increase is a direct result of the company obtaining additional contracts during the year. Towards the latter part of the year ended June 30, 1996 the Company obtained new contracts and additional change orders to previous contracts amounting to approximately $22,500,000.

     The Company's gross profits for the nine months ended March 31, 1997 is 32% as compared to the nine months ended March 31, 1996 which was 35%. The decrease in gross profit is due to the Company revising its contract cost estimates for jobs coming to an end in the current period, pursuant to the percentage of completion method. In addition, the Company did not recognize revenue related to profit sharing on certain projects during the nine months ended March 31, 1997.

     General and administrative expenses have decreased by $63,500 or 4% to $1,665,197 for the nine months ended March 31, 1997 from $1,728,697 for the nine months ended March 31, 1996. The total decrease amounting to $63,500 is mainly attributable to decrease in office overhead.

     As of March 31, 1997, the Company has a backlog of approximately $13,273,000. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

     Liquidity and Capital Resources

     At March 31, 1997, the Company has working capital of $5,089,553.

     As of March 31, 1997, the Company's accounts receivable amounted to $7,140,332 of which approximately $886,000 or 12% has been collected through May 7, 1997. During December 1996, the Company filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowance has been recorded as of March 31, 1997.

     Net cash used for operating activities amounted to $97,083 for the nine months ended March 31, 1997 as compared to a use of cash of $1,804,451 for the nine months ended March 31, 1996. With regards to financing activities, the Company provided $224,963 of cash for the nine months ended March 31, 1997. Such cash was provided primarily by loans from stockholder and other related parties.

     During September 1994, the Company entered into an installment agreement with the I Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of March 31, 1997 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable, including accrued penalties and interest, amounted to $573,633 as of March 31, 1997.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

         In January 1997, an action was commenced (by the filing of a complaint) by The Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge." In February 1997, the Company filed an answer to the complaint. The Company continues to defend against the action, which is now in the discovery phase. Ohio seeks injunctive relief, profits obtained by the Company as a result of the use of its name, and compensatory damages. The Company's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market, or advertise its products.

         Three actions seeking to foreclose on four mechanics liens (three of which were previously filed by the Company, the fourth of which was filed by McKay Enterprises, Inc., a general contractor for whom the Company was a subcontractor) were commenced by the Company within the last three months. On February 25, 1997, the first such action was commenced in New York State Supreme Court, Kings County. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants.

         The second action was commenced in New York State Supreme Court, Queens County on February 26, 1997. It names the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants.

         The third action was commenced on or about May 13, 1997 in New York State Supreme Court, Suffolk County and names the Company as plaintiff and Kiska Construction Corp., the State of New York, acting through the New York State
Comptroller, the New York State Department of Transportation, and Seaboard Surety Company as defendants.

         Counsel retained to handle this matter, Congdon, Flaherty, O'Callahan, Reid, Donlon, Travis & Fishlinger, advises that Perini, against whom the Company filed three liens, has not as yet interposed answers to the aforesaid actions.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information

     Upon unanimous written consent of the Company's Board of Directors, the Company authorized the issuance to its President, Joseph M. Polito, of options to purchase 125,000 shares of the Company's Common Stock. Mr. Polito purchased the shares on March 25, 1997, pursuant to an Option Agreement authorized by the Company's 1994 Senior Management Incentive Plan, for $1.10 per share (110% of the bid price on November 27, 1996). Pursuant to Form S-8, Registration Statement filed with the Securities Exchange Commission in February, 1997, the Company registered the sale by Mr. Polito of these shares. The shares were sold in two transactions (one consisting of the sale of 65,000 shares; the other of 60,000 shares) on March 31, 1997.

ITEM 6 - Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           U.S. Bridge of N.Y., Inc..
                                  (Registrant)


Dated:   May 15, 1997                                /s/ Joseph Polito
                                                     Joseph Polito
                                                     President



                                /s/ Ronald Polito
                                                     Ronald Polito
                                                     Treasurer