Form 10QSB/A
period 1997-03-31
US BRIDGE OF NEW YORK INC
filed 1997-06-03
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997
                   -------------------------------------------

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

                            U.S. BRIDGE OF N.Y., INC.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS
             Balance Sheets March 31, 1997 (Unaudited)
              and June 30, 1996                                                                                 1

             Statements of Operations (Unaudited)
              for the three months ended March 31, 1997 and 1996                                                2

             Statements of Operations (Unaudited)
              for the nine months ended March 31, 1997 and 1996                                                 3

             Statement of Stockholders' Equity (Unaudited)
              for the nine months ended March 31, 1997                                                          4

             Statements of Cash Flows (Unaudited)
              for the nine months ended March 31, 1997 and 1996                                                 5

             Notes to Financial Statements                                                                      6-8

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                         9-11

PART II - OTHER INFORMATION

       ITEM 1 - Legal Proceedings                                                                               12

                            U.S. BRIDGE OF N.Y., INC.
                                 BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                  March 31,          June 30,
                               ASSETS                                               1997               1996
                               ------                                           -------------    ----------


Current assets:
    Cash                                                                        $     345,992     $      223,789
    Contracts and retainage receivable, net                                         7,140,332          3,440,391
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                       1,388,696          2,433,524
    Due from related parties                                                           44,124            106,620
                                                                                -------------     --------------

         Total current assets                                                       8,919,144          6,204,324

Other assets                                                                           51,528             18,791
                                                                                -------------     --------------

Total assets                                                                    $   8,970,672     $    6,223,115
                                                                                =============     ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdraft
     of $123,354 and $63,274                                                    $   2,384,140     $      824,867
    Accrued expenses                                                                  261,637            285,396
    Payroll taxes payable                                                             573,633            288,713
    Income taxes payable                                                              301,000                -
    Due to related parties                                                            279,722            117,255
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                          29,459             16,567
                                                                                -------------     --------------

         Total current liabilities                                                  3,829,591          1,532,798
                                                                                -------------     --------------

Commitments and contingencies (Note 5)                                                    -                 -

Stockholders' equity:
    Preferred stock $.01 par value, authorized 500,000 shares,
     issued and outstanding -0-                                                           -                 -
    Common stock $.001 par value, authorized 10,000,000 shares,
     issued and outstanding 2,032,515 and 1,907,515, respectively                     504,902            503,652
    Additional paid in capital                                                      4,222,801          4,086,551
    Retained earnings                                                                 550,878            100,114
                                                                                -------------     --------------

         Sub-total stockholders' equity                                             5,278,581          4,690,317
    Less: Stock subscription receivable                                              (137,500)               -
                                                                                -------------     ------------

         Total stockholders' equity                                                 5,141,081          4,690,317
                                                                                -------------     --------------

Total liabilities and stockholders' equity                                      $   8,970,672     $    6,223,115
                                                                                =============     ==============

          See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                     1997               1996
                                                                                -------------      ---------
Contract revenue                                                                $   1,915,553      $   1,396,919

Cost of contract revenue                                                            1,129,472            934,815
                                                                                -------------      -------------

Gross profit                                                                          786,081            462,104

General and administrative expenses                                                   593,958            619,152
                                                                                -------------      -------------

Income (loss) from operations before interest income
 (expense) and provision for income taxes                                             192,123           (157,048)

Interest (expense) income                                                              (1,011)             7,468
                                                                                -------------      -------------

Income (loss) before provision for income taxes                                       191,112         (149,580)

Provision for income taxes                                                             76,445                -
                                                                                -------------      -----------

Net income (loss)                                                               $     114,667      $    (149,580)
                                                                                =============      =============

(Income) loss per common equivalent share:

Income (loss) before provision for income taxes                                          .10         $   (.08)

Provision for income taxes                                                               (.04)     $        -
                                                                                =============      ==========
Net income (loss)                                                                         .06   $        (.08)
                                                                                ================   =============
Weighted average number of shares outstanding                                       1,907,515         1,774,280

           See accompanying notes to financial statements (unaudited)

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                    1997                1996
                                                                                -------------      ---------


Contract revenue                                                                $   7,691,412      $   3,870,276

Cost of contract revenue                                                            5,272,429          2,504,143
                                                                                -------------      -------------

Gross profit                                                                        2,418,983          1,366,133

General and administrative expenses                                                 1,665,197          1,728,697
                                                                                -------------      -------------

Income (loss) from operations before interest
 expense/unusual item and provision for income taxes                                  753,786         (362,564)

Interest expense                                                                       (2,022)             (361)

Unusual item                                                                              -             (441,863)
                                                                                -------------      -------------

Income (loss) before provision for income taxes                                       751,764         (804,788)

Provision for income taxes                                                            301,000                -
                                                                                -------------      -----------

Net income (loss)                                                               $     450,764      $    (804,788)
                                                                                =============      =============
Income (loss) per common equivalent share:

Income (loss) before provision for income taxes                                    $      .40         $   (.45)

 Provision for income taxes                                                     $        (.16)     $         -
                                                                                =============      ===========
 Net income (loss)                                                              $         .24      $      (.45)
                                                                                ================   =============

Weighted average number of shares outstanding                                       1,907,515         1,774,280

           See accompanying notes to financial statements (unaudited)

                            U.S. BRIDGE OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)





                                                                              Additional                              Total
                                                       Common Stock          paid in                Retained      Stockholders'
                                               Shares                   Amount      capital         earnings            equity


Balances at July 1, 1996                      1,907,515    $     503,652    $   4,086,551      $   100,114       $   4,690,317

Issuance of common shares
 in connection with the exercise
 of options                                     125,000            1,250          136,250              -               137,500

Net income for the nine months
 ended March 31, 1997                               -                -                -            450,764             450,764
                                            -----------    -------------    -------------      -----------       -------------

Balances at March 31, 1997                    2,032,515    $     504,902      $ 4,222,801       $  550,878       $   5,278,581

          See accompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                     1997                1996
                                                                                --------------     ----------
Cash flows from operating activities:
    Net income (loss)                                                           $     450,764       $    (804,788)
    Adjustments  to  reconcile  net  income  to  net  cash  used  for  operating activities:
         Amortization                                                                   3,490             441,863
    Decrease (increase) in:
         Accounts receivable                                                       (3,699,941)           (413,576)
         Prepaid expenses                                                              (3,150)            (45,501)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                                         1,044,828          (1,043,783)
         Other current assets                                                         (27,400)             (5,532)
    Increase (decrease) in:
         Accounts payable                                                           1,559,273             292,559
         Accrued expenses                                                             (23,759)           (229,681)
         Payroll taxes payable                                                        284,920               3,988
         Income taxes payable                                                         301,000                 -
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                                            12,892                 -
                                                                                -------------       -----------
            Net cash used for operating activities                                    (97,083)         (1,804,451)
                                                                                -------------       -------------

Cash flows from investing activities:
    Purchase of other assets                                                           (5,677)                -
                                                                                -------------       -----------
         Net cash used for investing activities                                        (5,677)                -
                                                                                -------------       -----------

Cash flows from financing activities:
    Offering costs charged to additional
     paid in capital                                                                      -               103,554
    Loans from repayments (to) related parties                                        224,963              (9,516)
    Proceeds from initial public offering and
     exercise of special warrant                                                          -             4,022,863
    Cost associated with initial public offering                                          -              (903,820)
    Repayments of notes payable                                                           -              (972,000)
                                                                                -------------       -------------
            Net cash provided by financing activities                                 224,963            2,241,081


Net increase in cash                                                                  122,203             436,630
Cash, beginning                                                                       223,789             104,410
                                                                                -------------       -------------

Cash, ending                                                                    $     345,992       $     541,040
                                                                                =============       =============

Supplemental disclosure of cash flow information:
    Interest paid                                                               $         -         $      62,312
                                                                                =============       =============
    Taxes paid                                                                  $         -         $         -
                                                                                =============       ===========

Supplemental disclosure of non-cash operating activities:
    Elimination of income taxes payable resulting
     from over-accruals                                                         $         -         $     855,954
                                                                                =============       =============

Supplemental disclosure of non-cash financing activities:
    Issuance of common stock upon exercise of options
     in exchange of stock subscription receivable                               $    137,500        $       -

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

NOTE 4 - STOCKHOLDERS EQUITY

                  a)       Issuance of common stock

     During February 1997, pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission, the Company registered 125,000 common shares underlying option to issue common stock of the Company to the Company's President pursuant to the Senior Management Incentive Plan. The options are exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and expire on November 27, 2001. These options were exercised March 25, 1997 resulting in the issuance of 125,000 shares of common stock.

NOTE 5 - COMMITMENT AND CONTINGENCIES

             a)   Lease agreement

     The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                                Year Ending
                                  June  30,
                                    1997                           $        60,000
                                    1998                                   180,000
                                                                   ---------------
                                    Total                          $       240,000
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

            d)    Mechanic's lien

     During November 1996, the Company and Bridge Corp. jointly filed a mechanic's lien in the amount of $279,346 against one of the Company's customers for nonpayment. On or about May 13, 1997, the Company commenced an action to foreclose on the aforesaid lien.

     During December 1996, the Company filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During the three months ended March 31, 1997, two actions seeking to foreclose on the mechanics liens previously filed were commenced.

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

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                  Liquidity and Capital Resources

     At March 31, 1997, the Company has working capital of $5,089,553.

     As of March 31, 1997 the Company's accounts receivable amounted to $7,140,332 of which approximately $886,000 or 12% has been collected through May 7, 1997.

     During November 1996, the Company and Bridge Corp. jointly filed a mechanics' lien in the amount of $279,346 against one of the Company's customers for nonpayment. On or about May 13, 1997, the Company commenced an action to foreclose on the aforesaid lien. During December 1996, the Company filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During the three months ended March 31, 1997, two actions seeking to foreclose on the mechanics liens previously filed were commenced.

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

         Three actions seeking to foreclose on five mechanic's liens (four of which were previously filed by the Company, the fifth of which was filed by McKay Enterprises, Inc., a general contractor for whom the Company was a subcontractor) were commenced by the Company within the last three months. On February 25, 1997, the first such action was commenced in New York State Supreme Court, Kings County. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants.

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


                                                               U.S. Bridge Corp.
                                                                    (Registrant)


Dated:  May 30, 1997                                 _____________
                                                                   Joseph Polito
                                                                       President



                                                                   -------------
                                                                   Ronald Polito
                                                                       Treasurer