Form 10QSB/A
period 1997-03-31
US BRIDGE OF NEW YORK INC
filed 1997-06-06
CIK 937931

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
                                                                                =============     ==============

            See acompanying notes to financial statements (unaudited).

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                     1997               1996
                                                                                -------------      ---------


Contract revenue                                                                $   1,915,553      $   1,396,919

Cost of contract revenue                                                            1,129,472            934,815
                                                                                -------------      -------------

Gross profit                                                                          786,081            462,104

General and administrative expenses                                                   593,958            619,152
                                                                                -------------      -------------

Income (loss) from operations before interest income
 (expense) and provision for income taxes                                             192,123           (157,048)

Interest (expense) income                                                              (1,011)             7,468
                                                                                -------------      -------------

Income (loss) before provision for income taxes                                       191,112         (149,580)

Provision for income taxes                                                             76,445                -
                                                                                -------------      -----------

Net income (loss)                                                               $     114,667      $    (149,580)
                                                                                =============      =============

(Income) loss per common equivalent share:

Income (loss) before provision for income taxes                                           .10         $   (.08)
                                                                                    =========         ========
Provision for income taxes                                                               (.04)     $        -
                                                                                =============      ==========
Net income (loss)                                                                         .06   $        (.08)
                                                                                ================   =============

Weighted average number of shares outstanding                                        1,907,515        1,774,280

            See accompanying notes to financial statements (unaudited)

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                    1997                1996
                                                                                -------------      ---------


Contract revenue                                                                $   7,691,412      $   3,870,276

Cost of contract revenue                                                            5,272,429          2,504,143
                                                                                -------------      -------------

Gross profit                                                                        2,418,983          1,366,133

General and administrative expenses                                                 1,665,197          1,728,697
                                                                                -------------      -------------

Income (loss) from operations before interest
 expense/unusual item and provision for income taxes                                  753,786         (362,564)

Interest expense                                                                      (2,022)              (361)

Unusual item                                                                              -             (441,863)
                                                                                -------------      -------------

Income (loss) before provision for income taxes                                       751,764         (804,788)

Provision for income taxes                                                            301,000                -
                                                                                -------------      -----------

Net income (loss)                                                               $     450,764      $    (804,788)
                                                                                =============      =============

Income (loss) per common equivalent share:

Income (loss) before provision for income taxes                                   $      .40         $   (.45)
                                                                                  ==========         ========
 Provision for income taxes                                                     $        (.16)     $         -
                                                                                =============      ===========
 Net income (loss)                                                              $          .24   $        (.45)
                                                                                ================   =============

Weighted average number of shares outstanding                                       1,907,515          1,774,280

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