Form 10KSB
period 1997-06-30
US BRIDGE OF NEW YORK INC
filed 1997-10-14
CIK 937931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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

     The aggregate market value of the voting stock on September 30, 1997 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $2,590,336 based upon the average closing bid and asked prices for such Common Stock on said date ($2.56), as reported by a market maker. On such date, there were 2,302,515 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

         U.S. Bridge of N.Y., Inc. ("the Company") was incorporated in the State of New York on September 4, 1990, as Metro Steel Structures, Ltd. The Company amended its Certificate of Incorporation to effect a change in its name to its current name on January 10, 1995. Additionally, the Company amended the authorized capital of the Company (i) to increase the number of authorized shares of Common Stock from 200 to 10,000,000; (ii) to increase the par value from no par value to $.001 par value per share; and (iii) to authorize 500,000 shares of Preferred Stock, par value $.01 per share. Also as of such date, the Company effected a 29,687.50 for one forward split of its Common Stock, pursuant to which there became 950,000 shares of Common Stock outstanding.

         Pursuant to an agreement and plan of merger by and between the Company and U.S. Bridge Corp. ("Corp.") effective as of April 25, 1994, Corp. issued an aggregate of 3,540,000 shares of its common stock to the sole stockholder of the Company, Joseph Polito, whereby Mr. Polito received 2,820,000 shares for all the shares of the Company and 720,000 shares for all the shares of common stock of One Carnegie. The "Acquisitions" were accounted for as a "recapitalization" of Corp. Accordingly, both the Company and One Carnegie became wholly owned subsidiaries of Corp., of which company Joseph Polito became an 80% shareholder, which decreased to 75.4% upon the completion of the Company's initial public offering in August 1995.

         Immediately prior to the acquisition of the Company by Corp., the Company completed a private placement offering of its Common Stock, whereby the Company sold an aggregate of 148,200 shares (post stock split) of its Common Stock. The Company received net proceeds of $502,594 after the deduction of offering expenses of $47,406.

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

         The Company commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in New York State and Metropolitan areas. Previously, through other entities, Mr. Polito furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, the Company has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of September 30, 1997, the Company has completed in excess of eighteen (18) projects with an aggregate project value of $22,768,614 and is currently engaged in four (4) projects with an aggregate value of approximately $19,998,040. The Company plans to maintain its subcontractor presence in the steel industry; however, now that it has obtained general contractor bonding, it intends to focus on obtaining projects as a general contractor.

         Though formed to operate as a general contractor, the Company operated initially only as a subcontractor. The Company's goals were to become a general contractor for municipal projects; however, it needed financing to enable it to obtain bonding, which is required for all municipal projects.

         On June 15, 1993, the Company purchased, from Atlas Gem Erectors Co., Inc. ("Atlas Gem"), six then existing contracts to perform steel erection services for the following projects: Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Thruway, Lemon Creek, and Kosciuszko Bridge projects. Upon its sale of these contracts to the Company and its completion of its final project in September 1994, Atlas Gem ceased operations. The Company purchased Atlas Gem's contracts to add to its then backlog in order to avoid a conflict of interest, as the two entities - which were controlled by Mr. Polito as officer, director, and principal stockholder - were engaging in similar, but different work.

         Thereafter, the Company was notified that it was the low bidder on several New York City projects; however, its then bonding was not accepted by the municipality, so the Company lost the jobs. Its 1995 public offering was a means by which the Company could raise the funds necessary to maintain cash flow and obtain a bonding company.

Recent Developments

         Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize profit on its contracts when it first accrues direct costs. As is standard construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

         In March 1995, the Company entered into a subcontracting agreement with McKay Enterprises, Inc. (general contractor) for the reconstruction of the 4th Avenue Bridge, located in Brooklyn, New York, owned by the New York City Department of Transportation. Work on the project has been completed.

         In April 1996, the Company entered a subcontracting agreement with Trataros Construction, Inc. ("Trataros," general contractor) for the performance of structural and water intrusion repairs of the Williamsburg Houses owned by the New York City Housing Authority ("NYCHA"). This contract has been placed on hold for a considerable period of time due to contract scope changes and/or other issues between parties not involving the Company. The Company does not expect to return to this project and thus deems same to be completed.

         In May 1996, the Company entered a subcontracting agreement with Lehrer McGovern Bovis, Inc. (general contractor) for the terminal restoration of the Grand Central Terminal owned by Metro-North Commuter Railroad. The contract is valued at $3,706,653 and as of September 30, 1997 is approximately 69% complete.

         In June 1996, the Company entered a prime contracting agreement with Ecklec Co., the owner of the Palisades Power Mall located in West Nyack, New York, to perform structural steel erection services. The estimated aggregate value of the contract is $10,373,552. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases. The Company commenced work on Phase I in June 1996. As of September 30, 1997, the project is 79% complete.

         In July 1996, the Company entered into a prime contracting agreement with Tishman Construction Corporation of New York (construction manager) to perform steel erection services on the Louis Vuitton Office Tower owned by
Starre Realty and located on East 57th Street in New York, New York. Commencement of the project was delayed due to conflict not involving the Company, which conflict since has been resolved. The Company expects to recommence work on this project by the end of calendar 1997. In or about December 1996, the Company obtained confirmation of United Casualty and Surety Insurance Company's willingness to issue a performance bond for the Company as general contractor of this project; however, the construction manager subsequently waived its bond requirement. As of September 30, 1997, the project was 67% complete.

         In October 1996, the Company entered into a subcontracting agreement with Hannibal Construction Co., Inc. (general contractor) to provide certain structural steel work for rehabilitation of the Hellgate Viaduct Structures, located in Philadelphia, Pennsylvania, owned by the National Railroad Passenger Corporation (AMTRAK). Work on the project has been completed.

         In November 1996, the Company entered into a subcontracting agreement with N.Y. Iron (general contractor) to provide structural steel work for the Indonesian Mission owned by the United Nations. Work on the contract has been completed.

         In January 1997, the Company entered into a subcontracting agreement with Humphreys & Harding, Inc. to perform certain structural steel erection work for the Permanent Mission to the Republic of Korea, located in New York, New York. The contract price is $1,500,000. As of September 30, 1997, work on the project is 16% complete.

     On June 19, 1997, the Company issued 270,000 shares of Common Stock to Corp. which then issued 200,000 shares of its common stock to Mr. Polito and 150,000 shares of its common stock to J.L.B. Equities ("JLB"). These issuances were made pursuant to an agreement between the Company and R.S.J.J. Realty Corp. ("RSJJ") to convert $480,000 of debt (due under the Company's lease agreement with RSJJ) into equity. See "Item 12. Certain Relationships and Related Transactions."

The Company

         The following table lists, as of June 30, 1997, (i) all companies in which Joseph Polito is either an Officer, Director, or principal shareholder; and (ii) the activities engaged in by such companies with the Company or any of its subsidiaries:


                                    Year             J. Polito's                               Activities with the      Place of
Company Name(1)                     of Inc.          Title             Ownership(%)            Company and NY           Business

U.S. Bridge Corp.(2)                1988             Pres./Director    61%                     Parent Company           Queens, NY

One Carnegie Court                  1990             Pres./Director    0%                      Subsidiary of Corp.      Waldorf, MD
 Associates, Inc. (3)(5)(6)

R.S.J.J. Realty Corp.(4)            1983             Pres./Director    100%                    Leases the office and    Queens, NY
                                                                                               storage space to the
                                                                                               Company

Crown Crane, Inc.(4)                1988             --                50%                     Supplies cranes to the   Brooklyn,
                                                                                               Company for use in the            NY
                                                                                               erection of steel

Atlas Gem Leasing,                  1986             Pres./Director    100%                    Supplies welding         Queens,
Inc. (4)                                                                                       machines and compressors         NY
                                                                                               to the Company

Atlas Gem Erectors                  1986             Pres./Director    100%                    Sold certain construction No office
  Co., Inc. (4)(7)                                                                             contracts to the Company;
                                                                                               ceased operations 9/94

Gem Steel Erectors                  1966             Pres./Director    100%                    No business relationship; No office
 Inc.(4)(8)                                                                                    ceased operations 3/91

Waldorf Steel                       1990             Pres./Director    100%                    Provided steel to the    Waldorf,
Fabricators, Inc.(3)(5)                                                                        Company; ceased                   MD
                                                                                               operations in 8/95

U.S. Bridge Corp.                   1994             Pres./Director    0%                      Subsidiary of  Corp.;    Queens,
(Maryland) (4)(9)                                                                              ceased operations in 11/96       NY

U.S. Bridge of N.Y.,                1990             Pres./Director    56.3%                   Provides steel erection  Queens,
  Inc. (4)(10)                                                                                 buildings, roadway, and          NY
                                                                                               bridge repair projects

     (1) Except as disclosed hereunder, no company listed is beneficially owned by another entity; nor does any company have any subsidiaries. No company listed has conducted any business operations under any name except for its corporate name, except for Corp.. See "-History."

     (2) Incorporated in the State of Delaware.

     (3) Incorporated in the State of Maryland.

     (4) Incorporated in the State of New York.

     (5) One Carnegie owned the property, building, and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to August 1, 1995, as of which date it began leasing to U.S. Bridge Corp. (Maryland) ("MD").

         (footnotes continued from previous page)

     (6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of Corp. Mr. Polito, through his ownership of approximately 61% of the outstanding shares of Corp. may be deemed the beneficial owner of the shares of One Carnegie owned by Corp.

     (7) Ceased operations in September 1994.

     (8) Ceased operations in March 1991.

     (9) MD was incorporated in the state of Delaware on September 21, 1994 and is a wholly-owned subsidiary of Corp. It was formed to provide labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995, when Waldorf ceased operations.

     (10) Mr. Polito, through his ownership of approximately 61% of the outstanding shares of Corp. may be deemed the beneficial owner of the shares of the Company owned by Corp.


         Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize profit on its contracts when it first accrues direct costs. As is standard construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

Schedule of Completed Contracts

Project Name                                 Contract Amount                            Contract Date              Type of Contract
------------                                 ---------------                            -------------              ----------------
Van Wyck                                    $ 195,500                                      April 1992                Lump-Sum
39th Street Bridge                          2,538,252                                      June 1993                 Lump-Sum
39th Street (Demolition)                      679,046                                      February 1993             Lump-Sum
New England Thruway                         2,409,058                                      June 1993                 Lump-Sum
Honeywell                                   1,100,000                                      June 1993               Joint Venture (1)
Kosciuszko Bridge                           3,034,281                                      June 1993                  Lump-Sum
Stillwell Avenue Bridge                     8,084,655                                      June 1993                  Lump-Sum
Cross Bronx Expressway                         60,176                                      March 1994                 Lump-Sum
Robert Moses Causeway                         540,118                                      December 1994              Lump-Sum
4th Avenue Bridge                             387,965                                      March 1995                 Lump-Sum
201 East 80th Street                        1,692,797                                      May 1995                   Lump-Sum
Centereach                                    186,500                                      June 1995                  Lump-Sum
Pro-Camera                                     50,275                                      August 1995                Lump-Sum
UDC                                            82,400                                      August 1995                Lump-Sum
Williamsburg Houses (2)                       708,450                                      April 1996                 Lump-Sum
South Avenue Plaza                            274,045                                      May 1996                   Lump-Sum
Hellgate Viaduct Structures                   208,750                                      Oct. 1996                  Lump-Sum
Indonesian Mission                            348,000                                      Nov. 1996                  Lump-Sum

Others(3)                                     188,346                                      N/A                        N/A
                  Total                    22,768,614


     (1) Joint venture with John P. Picone, Inc. ("Picone"), whereby the Company entered into a consulting agreement with Picone, who was awarded the project. The agreement provided that for 50% of the profits of the project, the Company would provide Picone with its expertise in steel erection, supply qualified workers, and oversee the rehabilitation of the bridge. Picone put the Company's employees on its payroll and incurred all the expenses of the project.

     (2) This project, which bore an original contract price of $2,517,651, was on hold for a considerable period of time pending a dispute not involving the Company. The Company believes that it will not return to this project and thus deems the project complete.

     (3) Total estimated project value of a collection of smaller projects completed.

         Inasmuch as the Company purchased steel from Waldorf and now from Maryland, or leases equipment from Crown Crane, Ltd. or Atlas Gem Leasing, Inc., the Company shall check prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar. The Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel or special committee, may be necessary appropriate. The fact that Joseph Polito is an officer, director, and principal shareholder in other companies, including those that transact business with the Company, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which may compromise his fiduciary duty to the Company. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming. See "Item 1. Description of Business-Suppliers and Subcontractors."

Industry Overview

         1997 has brought about a resurrection in the construction industry in the Metropolitan Area. Major transportation arteries in New York are under extensive construction programs to increase their ability to handle the ever increasing volumes of traffic they carry. Work is in progress on the major thruways, expressways, and parkways across New York State. The Company currently is preparing subcontracting bids for some of the roadway projects in the Metropolitan area.

         These projects positively affect the availability of work in diverse disciplines in the construction industry: landscaping, concrete, paving, steel, etc. New York has qualified as a bidder (and expects to place a bid in November
1997) to handle a project for the JFK Airport, international arrivals building, Korean Air and Lufthansa terminals.

         Apart from the infrastructure construction programs, there has been an impressive increase in the restoration, alteration, and expansion of office space, residential properties, and public facilities. This increase has resulted in the Korean Mission subcontracting project. There also appears to be an infusion of foreign investment capital into the depressed real estate market in New York, prompting major renovations and alterations. This capital infusion enhances the value of property and therefore increases the incentive for new development.

Marketing

     The Company obtains its projects primarily through the process of competitive bidding. Accordingly, the Company's marketing efforts include the following: (i) subscribing to bid reporting services; (ii) monitoring trade journals including Engineering Record News, Dodge Report, and Brown's Letter, Inc.; (iii) monitoring daily newspapers and real estate publications; (iv) membership and networking in affiliated organizations including Allied Building Trades; (v) maintaining contracts with developers and other general contractors; and (vi) requesting notification from various government agencies as to bid solicitations being requested.

The Contract Process; Bidding

         In response to bid requests, the Company submits to the soliciting entity a proposal detailing its qualifications, the services to be provided, and the cost of its services. Based on its evaluation of the proposals submitted, the soliciting entity awards the contract to the bidder it deems appropriate. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration.

     The Company submits its bids after management performs a detailed review of the project specifications, an internal review of the Company's capabilities and equipment availability, and an assessment of whether the project is likely to attain targeted profit margins. In bidding on contracts, there are two types of bid requests made by the soliciting entity: a unit cost bid and a lump-sum bid. The unit cost bid is based upon a cost per unit basis; a lump-sum bid obligates the Company to complete the project at a fixed price. With a lump-sum bid, the risk of estimating the quantity of units required for a particular project is on the Company, while with a unit cost bid, the Company must estimate the per unit cost, not the number of units needed. Any increase in the Company's unit cost over its unit bid price or cost over its lump-sum bid, whether due to inefficiency, faulty estimates, weather, inflation, or other factors, must be borne by the Company and may adversely affect its results of operations.

         Upon receipt by a New York City agency of notification that a bid submitted for a project has been declared the low bid, the city's procurement policy requires that the New York Finance Committee then approve all funds to be allocated to such project. During this time, if the Company is the low bidder, it must provide the New York City agency with such documents as are required - including a Payment and Performance Bond and a Labor and Material Bond - in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the agency has cleared all the documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

         Most government contracts provide for termination of the contract at the election of the customer, although in such event, the Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

         While Mr. Polito has been in the construction business for many years, the Company has only recently started bidding on projects as a general contractor, and the Company may incur unanticipated expenses, problems, or difficulties which may affect its bid prices and project profitability. Though the Company has been the low bidder on several public sector and private sector bids, it has not commenced any Company public or private sector projects as a general contractor. It has, however, commenced two projects as prime contractor.

         The Company anticipates acting as a general contractor on most of the projects it will undertake in the near future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work, though it shall continue also to bid as a subcontractor at the request of other general contractors. As general contractor, the Company will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, the Company may require its subcontractors to furnish Performance Bonds. Affirmative action regulations, however, require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds. In response to bid requests, the Company submits a proposal detailing its qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration.

     The Company submits its bids after management performs a detailed review of the project specification, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. In bidding on contracts there are two types of bid requests, at the option of the customer requesting the bids, a unit cost bid and a lump-sum bid. The unit cost bid is based upon a cost per unit basis, where a lump sum bid obligates the Company to complete the project at a fixed price. In a lump-sum bid the risk of estimating the quantity of units required for a particular project is on the Company while in a unit cost bid the Company must estimate the per unit cost, not the number of units needed. Any increase in the Company's unit cost over its unit bid price or cost over its lump-sum bid, whether due to inefficiency, faulty estimates, weather, inflation, or other factors, must be borne by the Company and may adversely affect its results of operations.

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

         While Mr. Polito has been in the construction business for many years, the Company has only recently started bidding on projects as a general contractor, and the Company may incur unanticipated expenses, problems, or difficulties which may affect its bid prices and project profitability. Though the Company has been the low bidder on several public sector and private sector bids, it has not commenced any public or private sector projects as a general contractor. It has, however, commenced two projects as a prime contractor.

         The Company anticipates acting as a general contractor on most of the projects it will undertake in the near future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work, though it shall continue also to bid as a subcontractor at the request of other general contractors. As a general contractor, the Company will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, the Company may require its subcontractors to furnish Performance Bonds. Affirmative action regulations, however, require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

Insurance and Bonding

         The Company maintains general liability and excess liability insurance, insurance covering its construction equipment, and workers' compensation insurance in amounts it believes are consistent with industry practices. The Company carries liability insurance of $1,000,000 per occurrence which management believes is adequate for its current operations.

         Although the Company generally has not been required to provide Performance Bonds to general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, the Company is serving as a subcontractor on two projects. For the Ecklec Co. prime contracting project and the Grand Central Terminal and Korean Mission subcontracting projects, the Company has been required to provide, and has provided, Performance Bonds and Labor and Material Bonds.

         The Company expects to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, shall require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, the
Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met. The Company has not been materially adversely affected by these provisions in the past as a subcontractor.

         The Company's ability to obtain bonding and its bonding capacity are primarily determined by its net worth, liquid working capital (consisting of cash and accounts receivable), past performance, management expertise, the number and size of projects under construction, and various other factors. The larger the project and/or the more projects in which the Company is engaged, the greater the bonding, net worth, and liquid working capital requirements. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which standards may change periodically. Therefore, the Company may be required to maintain certain levels of tangible net worth in connection with establishing and maintaining bonding limits. As a practical matter, such levels may limit dividends, if the Company, which might have been declared and which would limit corporate funds available for other purposes.

In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate the Company's capitalization, working capital, past performance, management's expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. The surety companies also require that the bonds be personally guaranteed by Mr.
Polito.

         Bonding requirements vary depending upon the nature of the project to be performed. the Company anticipates paying premiums of between 1 1/4% to 3 1/2% of the total amount of the contracts to be performed. Since these premiums are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the premium prior to receiving revenue from the project. Bonding premiums are a line item in the submitted bid and are included as part of the Company's billing of its client.

         In December 1996, the Company obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment will allow the Company to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed the Company to obtain Performance Bonds and Labor and Material Bonds for the three subcontracting projects which have required same: the Ecklec Co., Grand Central Terminal, and Korean Mission projects.

Work in Progress; Backlog and Seasonality

         The following is a list, as of September 30, 1997, of those projects in which the Company is currently engaged.

                                                                     Backlog
Contract Party/                       Contract                       Amount at   Type of             % of job
Project Name                          Amount          Contract Date  9/30/97     Contract            Completed
Ecklec Co./
 Palisades Power Mall(1)              $10,373,552(2)   June 1996     2,178,446   Lump-sum            79%(2)
Lehrer McGovern, Bovis, Inc./
  Grand Central Terminal ..........     3,706,653      May 1996      1,169,449   Lump-sum            69%(2)
Tishman Construction Corp./
  Louis Vuitton N.A.(1) ...........     4,417,835      July 1996     1,457,886   Lump-sum            67%(2)
Humphreys &  Harding, Inc./
  Korean Mission ..................     1,500,000      Jan. 1997     1,260,000   Lump-sum            16%(2)
Total Signed Contracts ............    19,998,040                    6,065,781


     (1) The Company is prime contractor (similar to general contractor) on this project.

     (2) Completion percentage is as of September30, 1997 and is based on the percentage of costs incurred through that date to the estimated cost of the project.

         Though the Company does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers, thereby increasing costs as well as the inability to work in severe weather conditions.

Suppliers; Subcontractors; Unions

         For the year ended June 30, 1997, the Company received approximately 43% of the fabricated steel it required from MD, a subsidiary of Corp. Queens County Ironworks and New York Iron, Inc., neither of which companies is affiliated with the Company or Corp., provided the remainder of the steel.
 MD provided the Company with fabricated steel until November 1996, at which time it ceased operating. The prices paid and the terms for the steel purchased from MD were comparable to competitive prices and terms; therefore, in the event MD is unable to continue to provide the Company with the bulk of the steel it requires, the Company believes it will be able to acquire same through other suppliers.

         The Company currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. The Company rents cranes from Crown Crane, Ltd., a company of which Mr. Polito is a 50% shareholder and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Mr. Polito. The Company believes that there are a sufficient number of vendors, so that in the event the Company individual or group of vendors can no longer service the Company's needs, the Company will be able to find other vendors at competitive prices.

         As is standard practice in the construction industry, the Company's employees, other than its office employees, are not salaried individuals. They are union employees who are hired on an as-needed, or per project, basis and are paid an hourly wage which is set by the unions with which they are associated. The Company hires skilled steel workers represented by the International Union of Structural Ironworkers, local 40, 361, & 417 and International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, and 825 and Cement Masons local
472. The Company must comply with agreements with the unions, which agreements regulate all employment issues - including pay, overtime, working conditions, vacations, benefits, etc. - between the Company and the union employees. These agreements expire on June 30, 1999.

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

         The Company's success as a general contractor, in part, will be dependent upon its ability to hire workers and comply with union contracts and agreements and its ability to oversee and retain qualified subcontractors to perform certain work. Although the Company believes that it will be able to attract subcontractors to bid on projects it bids as general contractor, there can be no assurance that it will be able to do so. The Company will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, the Company may be subject to substantial liability if a subcontractor fails to perform as required. In addition, there may be difficulties of which the Company is not aware, in hiring and overseeing subcontractors.

Competition

         All aspects of the Company's business are, and will continue to be, highly competitive. The Company is one of many subcontractors which erect and furnish steel for projects. Many of these subcontractors have substantially greater financial resources and sales than those of the Company. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

         As a general contractor, the Company will be competing with many larger and more experienced (and thus more established) contractors whose names are more readily recognized and whose relationships with federal and state municipalities and agencies, and those private companies who are bidding against the Company, have been established. The Company is a subcontractor and a general contractor specializing, but not exclusively, in bridge and roadway repair and replacement as well and in furnishing and erecting steel structures for buildings. the Company's competitors are numerous, and many have substantially greater marketing, financial, bonding, and human resources.

Government Regulation

         The Company must comply with the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, the Company must also comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state, and local regulatory network is essential and costly and the failure to comply with such regulations, or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on the Company's operations. The Company believes that it is in substantial compliance with all applicable laws and regulations.

Employees

         As of June 30, 1997, the Company had three executive officers, two administrative assistants, one comptroller, one project estimator, and two employees in the accounting department. The Company employs such number of union employees, depending on the number and size of projects engaged in, ranging from 10-200 employees on a full-time and part-time basis. These union employees are represented by the International Union of Structural Ironworkers, locals 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. The Company's contracts with these Unions, which agreements regulate all employment issues between the Company and the union employees including pay, overtime, working conditions, vacations, benefits, etc., which agreements expire on June 30, 1999. The Company considers relations with the unions and its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's office is located at 53-09 97th Place, Corona, New York 11368 and consists of approximately 25,000 square feet of executive office space of which approximately 24,000 square feet is utilized for storage space. The lease is with an affiliate company, RSJJ, which is owned by the Company's president, Joseph Polito, pursuant to a lease agreement expiring in March 1998. The Company pays rent of $20,000 per month. The Company also leases a yard for storage material pursuant to an oral agreement which requires monthly payments of $3,500. The Company believes that the terms of this lease are comparable and competitive with that which would have been negotiated with an unaffiliated landlord.

         As of May 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: the Company issued 270,000 shares of Common Stock to Corp., for the cancellation of the debt owed, which in turn issued 200,000 shares of common stock to Mr. Polito and 150,000 shares of common stock to RSJJ, the latter of which then transferred all of its shares to JLB, RSJJ's mortgagor, which agreed to accept same as payment toward RSJJ's outstanding mortgage.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope.

         Three actions to foreclose upon mechanics liens were commenced by the Company in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. The Company's claim for relief in this action is $2,199,560. The claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work with regard to the rehabilitation of the Viaduct at Stillwell Avenue Station of the Coney Island Line, in Brooklyn, New York. This action is still in the discovery phase.

         The second action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. The Company's claim for relief in this action is $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak, in Queens, New York. This action is still in the discovery phase.

         On February 7,1997, Perini Corporation filed a related action against the Company and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against the Company total $1,140,560. The claims are based upon alleged defective work at the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. The Company has counterclaimed for the amounts mentioned in regards to the above two actions involving Perini Corporation and its counterclaims are based upon the same theories.

         The Company filed its third action in the New York Supreme Court, Suffolk County on or about May 13, 1997. The action names Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety company as defendants. The Company's claim for relief in this action is $279,346. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. This action is still in the discovery phase.

         In August 1997, the Company entered into an agreement settling the January 1997 trademark infringement claim made by The Ohio Bridge Corporation. The Company has agreed to effect a name change to USA Bridge Construction of N.Y., Inc. before the end of the 1997 calendar year.

         In April 1995, the Company (then Metro Steel Structures, Ltd.) commenced an Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund to annul the cancellation of the Company's workers' compensation policy and to annul the rates, classifications, and premiums assigned to the Company. This action claims that defendants audited the Company's books for purposes of assigning the workers' compensation rates and premiums to be assessed against the Company and thereafter (i) "arbitrarily and capriciously and without any foundation in law or in fact" assigned to the Company's employees improper job classifications which were then used unlawfully as the basis for improperly assessing the highest premium rates which could be assessed against the Company; (ii) improperly applied said premiums retroactively; (iii) billed the Company for premiums which were improper and excessive; and (iv) canceled the Company's workers' compensation policy upon the Company's failure to tender payment in the improper and excessive amount demanded by defendants.

         The Company is prosecuting this action to the fullest extent possible. On September 30, 1997, the Company and defendants were scheduled to appear before the court for a conference in this matter. This matter was adjourned, however, to October 28, 1997, pending settlement discussions.

         In December 1995, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company, Metro Steel Structures, Ltd. (now known as the Company), One Carnegie Court Associates, and others alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against the Company, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. The Company, Messrs. Polito, and all other defendants are defending against this action. The action is in the discovery phase, and settlement negotiations are currently underway. In December 1995, the Commissioners of the State Insurance fund filed a suit against the Company, the Company, Joseph, Ronald and Steven Polito, individually and as Officers and Directors, and others. The suit alleges that the defendants "fraudulently" obtained worker's compensation insurance policies and failed to pay appropriate premiums on the policies. The claims against the Company are limited to a policy covering the period April 29, 1993 through December 1994. The plaintiff claims that the amount due under the policy is approximately three million dollars. However, plaintiff admits that its claim is based upon estimates of what it believes are the proper premiums. The Company vigorously disputes this claim and asserts that the plaintiff's legitimate claims should not exceed three hundred thousand dollars. A settlement conference was conducted on or about September 10, 1997. At the conference, plaintiff requested documentary evidence supporting the Company's position. the Company has provided the documentation and is currently waiting for a response to the allegations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the quarter ending June 30, 1997.

                                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock and Warrants are currently quoted on the Nasdaq National Stock Market. The following table sets forth representative high and low sale price quotes as reported by a market maker, during the period from August 9, 1995 through September 30, 1997. Price quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions.

                                                     Common Stock              Warrants
Calendar Period                                               Low      High             Low      High

         1995
08/09/95 - 09/30/95                                           6 7/8      9 3/8          2 7/8   4
10/01/95 - 12/31/95                                           7 1/4    10 3/8           3 1/2   5 7/8
         1996
01/01/96 - 03/31/96                                           9 3/4    10 1/2           5 1/4   6 1/2
04/01/96 - 06/30/96                                           9 1/2    10 7/8           5 1/4   6 5/8
07/01/96 - 09/30/96                                           1        10 3/4             3/16  6
10/01/96 - 12/31/96                                           1 1/8     2 1/16           3/32    13/32
         1997
01/01/97 - 03/31/97                                           1 3/8     2 3/4            5/32    5/8
04/01/97 - 06/30/97                                           1 9/16    2 5/8            9/32    17/32
07/01/97 - 09/30/97                                           2 3/16    2 23/32           1/4    15/32
-----------------------

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

         As of September 30, 1997, there were approximately 20 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1200 additional beneficial owners of shares of Common Stock held in street name. As of September 30, 1997, the number of shares of Common Stock outstanding of the Company was 2,302,515.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

         The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

         The Company was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by federal, state, and local government authorities in New York State and the Metropolitan areas. Previously, Mr. Polito, through other entities, has furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, the Company has provided steel erection services for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. In the New York Metropolitan area, there is an abundance of subcontractors known by the Company to have significant experience and which are competitive with respect to pricing and level of service.

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 61% of the outstanding shares of Corp., the parent company which owns approximately 53.2% of the Common Stock of the Company; hence, Mr. Polito may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ, the company which leases administrative office space to the Company, at a cost of $20,000 per month, pursuant to a signed lease agreement which expires on March 31, 1998. Mr. Polito also has ownership interests in Waldorf (which ceased operations on August 1, 1995), Crown Crane, Inc., and Atlas Gem Leasing, Inc. all of which companies provided services to the Company for the years ended June 30, 1997, and 1996. During 1997 and 1996, the Company purchased from MD, a wholly owned subsidiary of Corp., certain materials and labor to perform steel erection service. For the years ended June 30, 1997 and 1996, purchases by the Company from MD amounted to $371,321 and $622,050, respectively. MD ceased operations in November 1996; accordingly, since then, the

Company has purchased its steel from unrelated parties.

         The Company plans to continue to undertake projects as a subcontractor but will focus on obtaining projects, in both the public and private sectors, as a general contractor. As general contractor, NY will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company may be subject to substantial liability if a
subcontractor  fails  to  perform  as  required.   In  addition,   unanticipated
difficulties may arise in hiring and overseeing subcontractors. The Company often requires bonding from a New York licensed bonding Company in order to bid on projects as a general contractor.

         Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies.

     In order to obtain bonding, in addition to performing credit checks and other due diligence disclosure requirements, bonding companies require the Company receiving bonding to maintain certain amounts of capital and liquid assets. These companies base the amount of bonding they will issue on a formula, devised individually, which primarily takes into account such factors. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements, which agreements vary with each bonding Company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the billing statement and are paid by the customer. Any monies taken from working capital for this purpose will be replaced as the monthly billing payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 11/4% to 31/2% of the amount of the contracts to be performed. Since these fees generally are payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to commencing work on the project.

     In December 1996, the Company obtained a bonding commitment for a surety line of credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. for its general contracting projects. The commitment allows the Company to pursue those general contracting projects in the public and private sectors which require performance bonds.

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         Contract revenues for the years ended June 30, 1997 and 1996 amounted to $15,455,699 and $7,091,396, respectively. This net increase of $8,364,303, or approximately 118%, is a direct result of the Company's backlog as of June 30, 1996 which amounted to $17,943,400. This backlog amounts represents the contracts the Company entered into during the latter part of its June 30, 1996 fiscal year. During the year ended June 30, 1997, the Company obtained new contracts and additional change orders to previous contracts amounting to approximately $3,600,347. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint venture revenues for the year ended June 30, 1997 amounted to $0 as compared to the year ended June 30, 1996 wherein same amounted to $200,000. Accordingly, revenues for the year ended June 30, 1997 from the Company's core business, construction contracts, increased by approximately $8,564,000 as compared to the year ended June 30, 1996. As of June 30, 1997, the Company's backlog amounted to approximately $6,100,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet commenced. The Company's gross profit for the years ended June 30, 1997 and 1996 has remained constant between 27% and 28%.

         For the years ended June 30, 1997 and 1996, the Company purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995, Waldorf ceased operations. Waldorf is under the common control of the Company's majority stockholder and President. Lastly, for the years ended June 30, 1997 and 1996, the Company paid $371,321 and $622,050, respectively, to MD for materials and labor necessary to perform steel erection services. MD is a wholly owned subsidiary of Corp. In November 1996, MD ceased operations, and the Company began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997, the Company owed MD $62,606, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

         General and administrative expenses have increased by $221,302, or 10%, to $2,342,309 for the year ended June 30, 1997, from $2,121,007 for the year ended June 30, 1996. The increase in general administration costs is mainly attributable to an overall increase in the Company's administrative salaries associated with the material amount increase in contract revenue and general corporate overhead.

         As of June 30, 1997, the Company increased its allowance for doubtful accounts to $2,287,000 against its contract receivables. The bad debt expense associated with the increase in allowance amounted to $1,287,000. The Company increased its allowance for doubtful accounts based on a review of the factors surrounding certain mechanic's liens filed for certain projects and an estimate of the future income of other projects wherein no mechanic's liens have been filed. In management's opinion, the allowance for doubtful accounts at June 30, 1997 will be sufficient to absorb any losses which may be sustained from a settlement with this and other customers. For the years ended June 30, 1997 and 1996, the Company had three unrelated customers respectively, which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996, approximately 83% and 89%, respectively, of contracts and retainage receivables are due from four and three customers respectively.

Liquidity and Capital Resources

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         At June 30, 1997, the Company's working capital amounted to $5,673,712. The working capital increase is principally attributable to the Company's contracts receivable. As of June 30, 1997, the Company's net contract receivable amounted to $8,943,147, approximately $2,424,219, or 27%, of which has been collected through September 9, 1997.

         Net cash provided by operating activities amounted to $58,821 for the year ended June 30, 1997. The major component of such cash provision was directly attributed to the Company's income which amounted to $387,340 and increases in accounts receivable net of increases in its accounts payable, payroll taxes payable, and accrued expenses. For the year ended June 30, 1996, the net cash used for operating activities amounted to $2,122,223, which amount is principally attributable to increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

         With regards to financing activities, the Company provided $485,416 in cash for the year ended June 30, 1997. Such cash was provided primarily by advances from affiliates and officers.

         As of June 30, 1997, the Company owes approximately $1,349,225 in payroll taxes and related penalties and interest: 1,033,226 to the IRS and 315,999 to New York State. As of June 30, 1997, the Company has been making monthly payments to the IRS pursuant to oral agreements negotiated with same.

         On August 14, 1995, the Company successfully completed its public offering. As a result, the Company sold 791,850 shares of Common Stock which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. The Company yielded total net proceeds of $2,077,903 after deducting the underwriter's selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two years' financial consulting agreement with the underwriter. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totaled $903,820. Accordingly, the increase in financial activities amounting to $2,242,802 for the year end June 30, 1996 was primarily from the Company's initial public offering.

         In June 1997, the Company and Corp. completed a transaction whereby 270,000 shares of Company Common Stock were issued to Corp. in exchange for which Corp. issued 150,000 shares of its common stock to JLB (RSJJ's mortgagor) and 200,000 shares to Mr. Polito (RSJJ's president) for the forgiveness of $480,000 in rent debt due by the Company to RSJJ. As a result of this transaction, Corp. increased its ownership in the Company to approximately 53.2%. The Company recorded a gain on the forgiveness of debt in the amount of $243,750, the difference between the debt forgiven of $480,000 and the fair market value of the stock of $1.75 per share with a 50%, or $236,260, discount.

         In  December  1994,  the Board of  Directors  adopted  the 1994  Senior
Management Incentive Plan ("the Management Plan"), which was adopted by shareholder consent. The Management Plan provided for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. In December 1996, the Board of Directors authorized an amendment to the Management Plan to increase the amount of shares available to 1,000,000.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered 125,000 shares of Common Stock underlying an option which was issued to Mr. Polito pursuant to the Management Plan. The option, exercisable at $1.10 per share (110% of the bid price on November 27, 1996), was exercised on March 25, 1997 and resulted in the issuance of 125,000 shares of Common Stock, of which 60,000 shares have been resold to date.


ITEM 7.           FINANCIAL STATEMENTS

         See attached Financial Statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                                   PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

         The names, ages, and positions of the Company's executive Officers and Directors are as follows:

                                                                                        Position with the
Name                                                          Age                       Company

Joseph M. Polito                                              63                        President and Director
Ronald J. Polito                                              38                        Secretary and Director
Steven J. Polito                                              35                        Treasurer and Director
Philip Neilson                                                71                        Director
Marvin Weinstein                                              66                        Director


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

     Joseph M. Polito has been the President and a Director of the Company since its inception in 1990 and prior to April 1994 was the sole shareholder of the Company. Mr. Polito has been the president and director of Corp. since April 1994. Mr. Polito oversees the running of all of the Company's operations. Since December 1990, Mr. Polito has been the president and sole director and shareholder of One Carnegie, a wholly owned subsidiary of Corp. Since 1988, Mr. Polito has been a 50% shareholder of Crown Crane, Ltd., a company which leases cranes for construction projects. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. Mr. Polito has also been the president and sole director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to NY.

         Since 1986, Mr. Polito has been the president and 100% shareholder of Gem Steel Erectors, Inc. ("Gem Steel"). Since 1985, Mr. Polito has been the president and sole shareholder of Atlas Gem, a company which, when it operated, furnished and erected steel structures. Neither Atlas Gem nor Gem Steel has transacted any business or other operations since ceasing operations in 1994 and 1991, respectively, and neither company has any present intention to resume operations. Since 1983, Mr. Polito has been the president and 100% shareholder of RSJJ, a company which owns and leases real property.

         Since 1976, Mr. Polito has been a member of the Allied Building Metal Industries, Inc. ("ABMII"), a trade association which has the authority to negotiate with the unions in order to better the construction industry. He was the president of same from 1992 until 1993. Since approximately 1987, Mr. Polito has been the Chairman of the Steel Institute of New York, a trade association similar to the ABMII. From the mid-1980's to the mid-1990's, Mr. Polito was a member of the Building Trades Association Joint Safety Committee. Since the mid-1970's, Mr. Polito has been a member of the of the International Union of Structural Ironworkers, locals 40, 361, and 417. He has been Co-Chairman of this organization since the early 1990's.

     Ronald J. Polito has been the Secretary and a Director of the Company since its inception in 1990. From its inception in 1990 until March 1995, he was also the treasurer of the Company. He has been the secretary and a director of Corp. since April 1994. Mr. Polito oversees the daily progress on all projects and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. Since 1985, Mr. Polito has been the secretary of Gem Steel. Since December 1990, Mr. Polito has been the secretary of One Carnegie and Waldorf. Since 1983, Mr. Polito has been the secretary of RSJJ. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. He is the son of Mr. Joseph Polito.

     Steven J. Polito was elected Treasurer of the Company in March 1995. He had previously been a Project Manager and has been a Director of the Company since its inception in 1990. Mr. Polito oversees the daily operations for projects in process and projects completed, including purchasing and leasing of materials and machinery and the distribution of labor. Mr. Polito has been treasurer of Corp. since March 1995 and a Director of Corp. since April 1994. Since 1988, Mr. Polito has been the treasurer of Gem Steel. Since 1988, Mr. Polito has been the treasurer of One Carnegie, Waldorf, and RSJJ. From 1988 until April 1994, Mr. Polito worked as a Project Manager of Atlas Gem, a company which furnished and erected steel structures. He is the son of Mr. Joseph Polito.

     Philip Neilson was elected Director of the Company in June 1995. Mr. Neilson was the President and a principal shareholder of Adler & Neilson Co., Inc., a steel fabricating company, from 1951 to 1997. Currently, Mr. Neilson is providing private consulting services in the field of steel fabricating. The Company did not purchase any steel from Adler & Neilson Co., Inc.

     Marvin Weinstein was elected Director of the Company in June 1995. Mr. Weinstein was the President and sole shareholder of M. Weinstein Associates from 1988 to 1996. This company provided consulting services to the companies in the steel industry. Mr. Weinstein retired in 1996. The Company did not engage M. Weinstein Associates to provide any consulting services to the Company.

Significant Employees

     John G. Bauer has been the chief administrative officer (a non-executive position) of the Company since February 1995. Since its inception in March 1992, Mr. Bauer has been the President and a Director of Dynamic Construction Consulting, Inc. ("Dynamic"), a company of which Mr. Bauer was the founder. Dynamic provides construction management and consulting services to NY and other companies. From July 1988 to March 1992, Mr. Bauer was a Vice President of Tishman Construction Corp. of N.Y., a construction company.

         Michael Panayi has been a structural engineer for NY since its commencement of operations in June 1993. From 1987 to 1993, Mr. Panayi was a structural engineer for Atlas Gem.

         William J. Kubilus, a professional estimator in the field of general contracting and subcontracting since 1966, joined the Company in 1996 to provide estimating expertise for Corp.'s general contracting and subcontracting bids. Prior to joining the Company, from 1993 to 1996, Mr. Kubilus was an estimator for Lazzinarro General Contracting. From 1989 to 1993, he was an estimator for NICO Construction.

         As permitted under the New York Business Corporations Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors.

         As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or which are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation.

Compliance with Section 16(a) of the Exchange Act

     Management has failed to file the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the period covered by this Report; however, management intends to file such forms immediately. In general,
Section 16(a) requires a Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

 ITEM 11.         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, the Company's Executive Officers, during the years ended June 30, 1997, 1996 and 1995.

                                          Summary Compensation Table

                                                        Annual Compensation

Name                                                                                  Restricted
and Principal                                                     Other Annual        Stock             Options/
Position                   Year     Salary ($)       Bonus ($)    Compensation ($)    Awards ($) (1)    SARS (#)
------------------         ----     ----------       ---------    ----------------    --------------    --------

Joseph Polito              1997     $330,000         -            $ 68,642            -                  125,000
 President and             1996       300,000        -             111,911(2)         -                  -
 Director                  1995       378,000        -              68,200(2)         -                  25,000

Ronald Polito              1997     $118,800         -            $  17,194 (3)       -                  -
 Secretary and             1996       125,000        -               15,144 (3)       -                  -
 Director                  1995       121,000        -               21,200 (3)       -                  -

Steven Polito              1997       $86,580        -            $   8,572 (4)       -                  -
  Treasurer and            1996        94,000        -                8,275 (4)       -                  -
 Director                  1995        91,575        -                9,900 (4)       -                  -



(1) At the end of the fiscal year, Joseph Polito owned 65,000 shares of Common Stock valued at $ 158,600. Ronald Polito and Steven Polito do not own any Common Stock of the Company. The valuation is based on the closing price of Common Stock ($2.44) on June 27, 1997 (the last day of the fiscal year in which the stock traded), as reported by a market maker.

(2) Includes (i) the payment of premiums on a life insurance policy of $10,722, $54,362, and $46,000(ii) the payment of travel expenses of $50,000, $50,000, and $22,200 for the years ended June 30, 1997, 1996 and 1995, respectively and the payment of an automobile lease of $7,920 and $7,549 for the years ended June 30, 1997 and 1996, respectively. See " - Employment Agreements."

(3) Includes (i) payments on the lease of an automobile of $5,416, $5,416, and $8,000, (ii) the payment of premiums on a term life insurance policy of $8,510, $4,684, and $5,800, and (iii) a travel allowance of $3,268, $2,971, and $7,400, for the years ended June 30, 1997, 1996 and 1995, respectively.

(4) Includes payment on a lease automobile of $5,304, $5,304, and $6,700 and a travel allowance of $3,268, $2,971, and $3,200 for the years ended June 30, 1997, 1996 and 1995, respectively.


Stock Options

         The following table sets forth certain information concerning the grant
of  stock   options  made  during  the  year  ended  June  30,  1997  under  the
Corporation's 1994 Senior Management Incentive Plan.


                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (Individual Grants)

====================================================================================================================================


                                                Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
             (a)                           (b)                      (c)                     (d)                       (e)
                                                                 % of Total
                                     # of Securities           Options/SAR's
                                        underlying               Granted to
                                      Options/SAR's            Employees in           Exercise or Base
             Name                      Granted (1)              Fiscal Year             Price ($/SH)            Expiration Date
             ----                      ------------             ------------            -------------           ---------------
------------------------------------------------------------------------------------------------------------------------------------
Joseph M. Polito                         125,000                    100%                   $1.10               December 1, 2001
====================================================================================================================================

------------------------

     (1) Represents incentive stock options granted under the Corporation's 1994 Senior Management Incentive Plan (the "Management Plan"). Options granted under this Management Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Management Plan, options may be granted to officers, key employees, directors and consultants of the Corporation for a maximum term of 10 years. Options granted to directors, who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Corporation's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Corporation's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the option is granted.

         The following table contains information with respect to employees of the Corporation concerning options held as of June 30, 1997.

                               AGGREGATE OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES

================================================================================================================================
             (a)                         (b)                     (c)                     (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                                            Unexercised In-
                                                                                      Number of                The-Money
                                                                                     Unexercised             Options/SAR's
                                                                                   Options/SAR's at          at FY-End($)
                                   Shares Acquired              Value                    FY-                 Exercisable/
            Name                         on                Realized($) (2)             End (#)              Unexercisable
            ----                                           ---------------                                  -------------
                                   Exercise (#) (1)                                  Exercisable/                 (3)
                                  -----------------                                                               ---
                                  Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
Joseph M. Polito                       125,000                $100,000              15,000/10,000                 0/0
================================================================================================================================
----------------------------


     (1) Joseph Polito subsequently sold 65,000 of the shares acquired on exercise.

     (2) Based on the closing price of Common Stock ($1.90) on March 25, 1997, as reported by a market maker.

     (3) Based on the closing price of Common Stock ($2.44) on June 27, 1997 (the last day of the fiscal year in which the stock traded), as reported by a market maker. Since the Options are exercisable at $5.50, there is no value to such options as of such date.

Employment Agreement

         Joseph Polito entered into an employment agreement with the Company dated April 4, 1995, whereby Mr. Polito agreed to devote 80% of his business time to the affairs of the Company. The agreement is for a term of approximately three years expiring June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1996 with 10% yearly escalation, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received stock options under the Company's 1994 Senior Management Incentive Plan to purchase 25,000 shares at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of the Company. The Company shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement the Company shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito, with an estimated yearly premium of $80,000. The agreement restricts Mr. Polito from competing with the Company for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with the Company is terminated or there is a decrease in responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to the Employee during the preceding calendar year.

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

1994 Senior Management Incentive Plan

         In December, 1994, the board of directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan"), which was adopted by shareholder consent. The Management Plan provided for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. In December, 1996, the board of directors authorized an amendment the Management Plan to increase the amount of stock provided for to 1,000,000. The amendment was adopted by shareholder consent.

         The adoption of the Management Plan was prompted by the Company's desire (i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Corporation; and (ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive Officers, key employees, and consultants without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees, and consultants a personal interest in the Company's growth and success through the grant of stock options and/or other rights pursuant to the Management Plan. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice-Presidents of the Company) who perform services of special importance to the Company will be eligible to receive compensation under the Management Plan. As of the date of this Prospectus, the Company's officers and directors are Joseph Polito, Ronald Polito, Steven Polito and Phillip Neilson, though the Plan also includes Messrs. Bauer and Panayi. A total of 1,000,000 shares of Common Stock will be reserved for issuance under the Management Plan.

         Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if such a committee is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as "the Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine (i) the recipients of the awards; (ii) the nature of the awards to be granted; (iii) the dates such awards will be granted;
(iv) the terms and conditions of the awards; and (v) the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject - in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act - to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required.

         The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares, and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which (i) would increase the total number of shares subject to such plan; (ii) extend the duration of such plan; (iii) materially increase the benefits accruing to participants under such plan; or (iv) change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of the shareholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stocks options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and Restricted Stock purchase agreements (as described below).

         Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% for the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from he date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten (10) years form the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from he dated of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,00. Non-ISOs may be exercisable for a period of up to thirteen
(13) years from the date of grant.

         Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, (ii) by certified check, or,
(iii) at the discretion of the Administrator by shares of Common Stock having a fair market value equal to the total exercise price or (iv) by a combination of the above. The provision that permits the delivery of already owned shares of stocks as payment for the exercise of an option may permit "pyramiding." In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

         Upon termination of employment or consulting services, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was for death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of twelve (12) months thereafter.

         On December 2, 1996, the Company granted an option to purchase 125,000 shares at an exercise price of $1.10 per share pursuant to the Management Plan. The shares were registered pursuant to a February 1997 S-8. On March 25, 1997, Mr. Polito exercised the option. On April 11, 1997, Mr. Polito sold 60,000 of these shares.

         Incentive Stock Rights. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, whereby the Company shall issue such number of shares upon the completion of each specified period. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the holder's death or disability.

         Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("General SARs") or limited SARs ("Limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock, or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to General SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transaction: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

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

         An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information at September 17, 1997, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock; (ii) by each officer and director; (iii) and by all officers and directors as a group.

                                                     Percent of
                                                     Number of                           Common
Name                                                 Shares                              Stock Owned
----                                                 ---------                           -----------
U.S. Bridge Corp.(1)                                 1,240,665                              53.5%
53-09  97th Place
Corona, New York  11368

Joseph Polito (2)                                    1,305,665                              56.3%
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Steven Polito                                                -                                  -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Ronald Polito                                                -                                  -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Philip Neilson                                               -                                  -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Marvin Weinstein                                             -                                  -
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

All officers and directors
as a group (5 persons) (2)                                    1,305,665                              56.3%


(1) Does not include the shares issuable upon the exercise of the Special Warrant or the voting rights included in the shares of Series A Preferred Stock issuable upon the happening of certain events. (2) Mr. Polito owns approximately 61% of the outstanding shares of Corp. and may be considered the beneficial owner of the shares of the Company owned by Corp. Includes 15,000 shares issuable upon the exercise of stock options granted to Mr. Polito which are vested. Does not include (i) 10,000 shares issuable upon the exercise of options not presently vested or (ii) 60,000 shares which were resold upon the exercise of an option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its administrative office space and certain storage space from RSJJ, an affiliate owned by the Company's majority stockholder, Joseph Polito. In accordance with a signed lease agreement which expires on March 31, 1998 the Company pays rent in the amount of $20,000 per month. Mr. Polito is the majority shareholder of the Company, he owns approximately 61% of the outstanding shares of Corp. and therefore, may be deemed to control the shares of the Company owned by Corp. which 1,225,665 or 52.89% of the outstanding shares.

         On October 11, 1995, the Company paid One Carnegie $50,000 on behalf of MD for fabrication services performed by MD. Such payment was treated as an on account payment by the Company to MD. From July 1995 to October 1995 the Company paid MD approximately $183,000 for the labor associated with the fabrication of steel.

         On September 1, 1995, in conjunction with the underwriter of the Company's public offering exercising its over-allotment option to purchase 91,850 additional shares of the Company's Common Stock, the Company exercised its Special Warrant and purchased 5,665 shares of the Company's Common Stock at $2.50 per share.

     During the year ended June 30, 1996, the Company purchased from Waldorf approximately $180,333 of fabricated steel. Such amount paid to Waldorf represented approximately 18% of the steel purchased by the Company for the year ended June 30, 1996. Waldorf is wholly owned by Joseph Polito.

         During the years ended June 30, 1997 and 1996, the Company paid $371,321 and $802,383, respectively, to MD for certain materials and labor necessary to perform steel erection services. MD is a wholly owned subsidiary of Corp.

     During the years ended June 30, 1997 and 1996, the Company paid $214,000 and $163,000, respectively, to Crowne Crane, Inc. for leasing of cranes necessary to perform steel erection services. Mr. Polito owns 50% of Crowne Crane, Inc.

     During the year ended June 30, 1997, the Company paid $35,000 to Atlas Gem Leasing, Inc. for certain machinery necessary to perform steel erection services. Atlas Gem Leasing, Inc. is wholly owned by Mr. Polito.

         On March 25, 1997, the Company issued 125,000 shares of Common Stock to Mr. Polito upon exercise by Mr. Polito of an option to purchase 125,000 shares at an exercise price of $1.10 per share, which option was granted under the Company's Management Plan in December 1996. In February 1997, a Form S-8 Registration Statement was filed with the Securities and Exchange Commission, registering the sale of these shares underlying the option. On April 11, 1997, Mr. Polito sold 60,000 of these shares.

     On June 19, 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: the Company issued 270,000 shares of Common Stock to Corp., for the cancellation of the debt owed, which in turn issued 200,000 shares of Corp. common stock to Mr. Polito and 150,000 shares of Corp. common stock to RSJJ, the latter of which then transferred all of its shares to JLB, RSJJ's mortgagor, which agreed to accept said shares as payment toward RSJJ's outstanding mortgage.

         See  "Item  10.   Executive   Compensation-Employment   and  Consulting
Agreements" for information regarding management's compensation.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                                    Page
Independent Auditors Report .....   F-1

Balance Sheet ...................   F-2

Statements of Operations ........   F-3

Statement of Stockholders' Equity   F-4

Statements of cash flows ........   F-5

Notes of financial statements ...   F-6 - F-15

(b)      During the last quarter, the Company filed no reports on Form 8-K.

All exhibits, except those designated with an asterisk (*), which are to be filed by amendment to this form, previously have been filed with the Commission in connection with the Company's Registration Statement on Form SB-2, dated August 9, 1995 under file No. 33- 89230-NY and pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein.


 3.1              -        Certificate of Incorporation of the Company filed September 4, 1990.
 3.2              -        Certificate of Amendment to the Certificate of Incorporation of the
                           Company filed January 31, 1995.
 3.3              -        By-Laws of the Company.
 3.3              -        Specimen Common Stock Certificate.
 4.1              -        Specimen Redeemable Common Stock Warrant Certificate.
 4.3              -        Form of Redeemable Common Stock Warrant Agreement between the
                           Company and Continental Stock Transfer & Trust Company.
 4.4              -        Form of Special Warrant.
 4.6              -        U.S. Bridge Corp. note issued in January 1995.
 4.7              -        Form of Promissory Note sold in Private Placement in March 1995.
 4.8              -        Stock option and Agreement issued to Joseph Polito
10.2              -        Stock Purchase Agreement between Corp. and the Company.
10.3              -        Employment Agreement of Joseph Polito
10.4              -        Lease Agreement between the Company and R.S.J.J. Realty Corp.
10.5              -        The Company Incentive Stock Option Plan
10.6              -        Agreement between Iron Workers Local Union 40 and the Company.
10.7              -        Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D,
                           International Union of Operating Engineers, AFL-CIO and the

                           Company.
10.8              -        Agreement between Local 780 and the Company.
10.9              -        Subcontractor agreement between the Company and McKay
                           Enterprises, Inc., with respect to the reconstruction
                           of 4th Avenue Bridge.
10.10             -        Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of Stillwell Avenue Station on Coney
                           Island.
10.11             -        Subcontractor  agreement  between  the Company and
                           Perini    Corporation,    with    respect    to   the
                           rehabilitation of 39th Street Bridge over L.I.R.R.
10.12             -        Subcontractor agreement between the Company and KISKA
                           Construction Corporation-USA, with respect to the rehabilitation of
                           Robert Mosses Causeway.
10.13             -        Agreement between Atlas and the Company pursuant to the sale of contracts.
10.14             -        Promissory Note issued to First Bank of the Americas.
10.15             -        Subcontractor agreement between the Company and McKay
                           Enterprises, Inc., with respect to the rehabilitation
                           of the Kosciuszko Bridge.
10.17             -        Agreement to capitalize the $400,000 debt into 320,000 shares of U.S.
                           Bridge Corp.
10.18*            -        Subcontractor agreement between the Company and Trataros
                           Construction Inc. (the Williamsburg Houses project), dated April 11,
                           1996.
10.19*            -        Subcontractor agreement between the Company and Hannibal
                           Construction Co., Inc. ("the Hellgate Viaduct Structures project), dated October 30, 1996.
10.20*            -        Subcontractor agreement between the Company and N.Y. Iron (the
                           Indonesian Mission project), dated November 6, 1996.
10.21*            -        Prime contractor agreement between the Company and Eklec Co. (the
                           Palisades Power Mall project), dated June 17, 1996.
10.22*            -        Subcontractor agreement between the Company and Lehrer
                           McGovern, Bovis,                   Inc. (the Louis Vuitton project), dated May 15,
                           1996.
10.23*            -        Prime contractor  agreement between the Company and
                           Tishman  Construction  Corporation of New York, dated
                           July 24, 1996.
10.24*            -        Subcontractor agreement between the Company and Humphreys &
                           Harding, Inc. (the Korean Mission project), dated January 15 1997.
27.1*             -        Financial Data Schedule.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of October, 1997.


                                           U.S. BRIDGE OF N.Y., INC.
                                           \s\ Joseph M. Polito
                                           Joseph M. Polito, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Joseph M. Polito                                 President and Director                                       10\10\97
Joseph M. Polito                                     (Chief Executive                                             Date
                                                     Officer)


\s\ Ronald J. Polito                                 Secretary and Director                                       10\10\97
Ronald J. Polito                                                                                                  Date



\s\ Steven J. Polito___                              Treasurer                                                    10\10\97
Steven J. Polito                                                                                                  Date



\s\ Phillip Neilson___                               Director                                                     10\10\97
Phillip Neilson                                                                                                   Date


\s\ Marvin Weinstein                                 Director                                                     10\10\97
Marvin Weinstein                                                                                                  Date

                            U.S. BRIDGE OF N.Y., INC.
                          INDEX TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                       Page
                                                       Number

Independent auditors' report ........................   F-1

Balance sheet as of June 30, 1997 ...................   F-2

Statements of operations for the years ended
 June 30, 1997 and 1996 .............................   F-3

Statement of stockholders' equity for the years ended
 June 30, 1997 and 1996 .............................   F-4

Statements of cash flows for the years ended
 June 30, 1997 and 1996 .............................   F-5

Notes to financial statements .......................   F-6 - F-14

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of U.S. Bridge of N.Y., Inc.

     We have audited the accompanying balance sheet of U.S. Bridge of N.Y., Inc. ("the Company") as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997

U.S. BRIDGE OF N.Y., INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997

                               ASSETS
Current assets:
    Cash ......................................................   $   554,025
    Cash, restricted ..........................................       214,001
    Contracts and retainage receivable, net ...................     8,943,147
    Costs and estimated earnings in excess of billings
     on uncompleted contracts .................................     2,225,723
    Deferred tax asset ........................................       239,750
    Other current assets ......................................        80,727
                                                                  -----------
         Total current assets .................................    12,257,373

Other assets ..................................................        21,445
                                                                  -----------
Total assets ..................................................   $12,278,818
                                                                  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdraft
     of $119,658 ..............................................   $ 3,392,317
    Accrued expenses ..........................................       915,016
    Payroll taxes payable .....................................     1,349,225
    Due to related parties ....................................       321,894
    Income taxes payable ......................................       507,379
    Billings in excess of costs and estimated earnings
     on uncompleted contracts .................................       126,455
         Total current liabilities ............................     6,612,286

Commitments and contingencies (Note 9) ........................          --

Stockholders' equity:
    Preferred stock $.01 par value, authorized 500,000 shares,
     issued and outstanding -0- ...............................          --
    Common stock $.001 par value, authorized 10,000,000 shares,
     issued and outstanding 2,302,515 .........................       504,047
    Additional paid in capital ................................     4,459,906
    Retained earnings .........................................       702,579
                                                                  -----------
         Total stockholders' equity ...........................     5,666,532
                                                                  -----------
Total liabilities and stockholders' equity ....................   $12,278,818
                                                                  ===========

              See accompanying notes to the financial statements.

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                          1997               1996
                                                       --------------    ----------

Contract revenue ..................................     15,455,699    $  7,091,396

Cost of contract revenue ..........................     11,167,130       5,197,215

Gross profit ......................................      4,288,569       1,894,181

Expenses:
   General and administrative .....................      2,342,309       2,121,007
   Bad debt expense ...............................      1,287,000       1,019,127

       Total expenses .............................      3,629,309       3,140,134

Income (loss) from operations before other income
 (expense) and provision (benefit) for income taxes        659,260      (1,245,953)

Other income (expenses):
   Interest expense ...............................        (43,341)        (19,285)
   Unusual item (Note 6) ..........................           --          (441,863)
   Gain on forgiveness of accounts payable ........        243,750            --
   Interest income ................................         10,425          27,478
       Total other (expenses) .....................        210,834        (433,670)

Income (loss) before provision (benefit)
 for income taxes .................................        870,094      (1,679,623)

Provision (benefit) for income taxes ..............        267,629        (855,250)

Net income (loss) .................................   $    602,465    $   (824,373)

 Income (loss) per common equivalent share:
   Income (loss) before provision (benefit)
    for income taxes ..............................   $       .44     $      (.93)

   Provision (benefit) for income taxes ...........   $       .14 $          (.47)

   Net income (loss) ..............................   $       .30 $          (.46)

Weighted average number of shares outstanding .....      1,961,265        1,807,354

See accompanying notes to financial statements.

                            U.S. BRIDGE OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                             Common
                                             stock
                                                                Additional                     Total
                                                                paid in         Retained       stockholders
                                       Shares      Amount       capital         earnings       equity
Balances at July 1, 1995 .........     1,110,000   $   502,854   $   968,306    $   924,487    $ 2,395,647

Issuance of common stock and
 warrants from initial public
 offering ........................       791,850           792     4,007,908           --        4,008,700

Cost associated with initial
 public offering .................          --            --        (903,820)          --         (903,820)

Issuance of shares in connection
 with exercise of special warrants         5,665             6        14,157           --           14,163

Net loss for the year
 ended June 30, 1996 .............          --            --            --         (824,373)      (824,373)
                                     -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1996 ........     1,907,515       503,652     4,086,551        100,114      4,690,317

Issuance of common shares
 in connection with the exercise
 of options ......................       125,000           125       137,375           --          137,500

Issuance of common stock
 in connection with settlement
 of related party debt ...........       270,000           270       235,980           --          236,250

Net income for the year
 ended June 30, 1997 .............          --            --            --          602,465        602,465
                                     -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1997 ........     2,302,515   $   504,047   $ 4,459,906    $   702,579    $ 5,666,532
                                     ===========   ===========   ===========    ===========    ===========

                See accompanying notes to financial statements.

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                                1997          1996
Cash flows from operating activities:
   Net income (loss) ...................................   $   602,465    $  (824,373)
   Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
       Amortization of financing costs .................          --          441,863
       Bad debt expense ................................     1,287,000      1,019,127
       Deferred income tax benefit .....................      (239,750)          --
       Gain on issuance of stock .......................      (243,750)          --
       Decrease (increase) in:
          Contracts and retainage receivable ...........    (6,789,756)    (1,539,045)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts ..........       207,801       (607,395)
          Other current assets .........................       (20,415)       (11,256)
       Increase (decrease) in:
          Accounts payable .............................     2,946,778        381,199
          Accrued expenses .............................       629,622       (220,934)
          Payroll taxes payable ........................     1,061,559         77,274
          Income taxes payable .........................       507,379       (855,250)
          Billings in excess of costs and estimated
           earnings on uncompleted contracts ...........       109,888         16,567
                                                           -----------    -----------

Net cash provided by (used for) operating activities ...        58,821     (2,122,223)
                                                           -----------    -----------

Cash flows from financing activities:
   Financing costs incurred ............................       (35,000)          --
   Proceeds from (repayments to) officers ..............       273,181         (5,963)
   Proceeds from (repayments to) affiliates ............       128,410        (19,784)
   Proceeds from related parties .......................       118,825         16,752
   Proceeds from initial public offering and
    exercise of special warrants net of costs ..........          --        3,222,597
   Repayment of notes payable ..........................          --         (972,000)
                                                           -----------    -----------

Net cash provided by financing activities ..............       485,416      2,241,602
                                                           -----------    -----------

Net increase in cash ...................................       544,237        119,379
Cash, beginning ........................................       223,789        104,410
                                                           -----------    -----------

Cash, ending ...........................................   $   768,026    $   223,789
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid .......................................   $    21,612    $    11,342
                                                           ===========    ===========
   Taxes paid ..........................................   $       678    $       704
                                                           ===========    ===========

Issuance of 270,000 shares of common stock in connection
 with settlement of related party debt .................   $   236,250    $      --
                                                           ===========    ===========

Issuance of 125,000 shares of common stock in connection
 with exercise of options ..............................   $   137,500    $      --
                                                           ===========    ===========


                See accompanying notes to financial statements.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

NOTE 1 - ORGANIZATION

                    U.S.  Bridge of N.Y.,  Inc.  ("the  Company")  is a New York
               corporation which provides steel erection for building, roadway and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. During June 1996, the Company began providing prime contracting (similar to general contracting services). The Company was incorporated on September 4, 1990 and is a 53.23% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder 61% of Bridge Corp. and may be considered the beneficial owner of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  a)       Use of estimates

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported as assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts and estimating potential liabilities in conjunction with certain contingencies and commitments. Actual results could differ from these estimates.

             b)   Contracts and retainage receivable

                  Contracts receivable include receivables which represent amounts billed but uncollected on completed construction contracts and construction contracts in progress and unbilled retainage on completed and in progress construction contacts.

                  The Company utilizes the allowance method for recognizing the collectibility of its contracts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts and estimates made by management.

             c)   Revenue recognition

                  The Company recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




                           c)       Revenue recognition

                  The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

                  c)       Revenue recognition (cont'd)

                  The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

                  d)       Cash and cash equivalents

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company at June 30, 1997 maintains its cash deposits in accounts which are in excess of federal deposit insurance corporation limits by $244,625.

                           As of June 30, 1997, the Company  maintains  $214,001
                  of restricted cash securing a credit line from a financial institution on behalf of US Bridge.

             e)   Earnings (loss) per common share

                  Earnings (loss) per common share for the year ended June 30, 1997 and 1996 are based upon the weighted average number of common stock outstanding during the respective periods.

             f)   Income taxes

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years. Current income taxes are based on the respective periods' taxable income for Federal, State and City income tax reporting purposes.

                    g)     Fair value disclosure as of June 30, 1997

                  The carrying value of cash, contract and retainage receivable, accounts payable, and accrued expenses, and payroll taxes payable are a reasonable estimate of their fair value.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996





             h)   Reclassifications

                  Certain reclassifications have been made to the June 30, 1996 financial statements in order to conform to the June 30, 1997 presentation.

            i)    Balance sheet classifications

                      The  Company  includes in current  assets and  liabilities amounts receivable and payable under construction contracts which may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

            j)    Impact of recently issued accounting standards

                    During  1995,  SFAS No.  123,  "Accounting  for  Stock-based
               Compensation" was issued. The statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements commencing in 1996. The Company has elected to adopt SFAS No. 123 effective July 1, 1995.

NOTE 3 - CONTRACTS AND RETAINAGE RECEIVABLE

                  At June 30, 1997, contract and retainage receivable consist of the following:

Contracts in progress ................   $  5,087,169
Completed contracts ..................      4,920,134
Unbilled retainage on completed and in
 progress contracts ..................      1,222,844
                                           11,230,147
Less:  allowance for doubtful accounts     (2,287,000)
                                         $  8,943,147

NOTE 4 - CONTRACTS IN PROGRESS

                  At June 30, 1997, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

Costs incurred on uncompleted contracts   $ 14,025,808
Profits earned to date ................      4,190,473
                                          ------------
                                            18,216,281
Less: billings to date ................    (16,117,013)
                                          $  2,099,268

                           Included in the accompanying  balance sheet under the
                  following captions at June 30, 1997:

Costs and estimated earnings in excess of
 billings on uncompleted contracts ......   $ 2,225,723
Billings in excess of costs and estimated
 earnings on uncompleted contracts ......      (126,455)

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

NOTE 5 - BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1997. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at July 1, 1996 .................................   $ 17,943,400
Change orders to contracts in progress at July 1, 1996 ..........      2,486,885
New contracts during the year ended June 30, 1997 ...............      1,113,462
                                                                    ------------
                                                                      21,543,747
Less: contract revenue earned during the year ended June 30, 1997    (15,455,699)
                                                                    ------------
Backlog balance at June 30, 1997 ................................   $  6,088,048
                                                                    ============

NOTE 6 - PROMISSORY NOTES

                           On January 16, 1995,  an  Underwriter  commenced  and
                  privately offered on a best-efforts basis, sixteen (16) units of the Company's securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, the Company recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share). Deferred financing costs were amortized on a monthly basis until the earlier of March 1996, the due of the related promissory notes, or the initial public offering of the Company. As a result, as at June 30, 1997 and 1996, the Company recorded amortization expense of $0 and $441,863, respectively. The holders of such shares included their shares in the Company's initial public offering. The offering was completed on March 9, 1995 resulting in all sixteen (16) units being sold netting proceeds to the Company of approximately $696,851.

NOTE 7 - ACCRUED EXPENSES

                  Accrued expenses consisted of the following at June 30, 1997:

Wages and related union benefits   $307,934
Professional fees ..............     20,000
Accrued insurance expense ......    421,885
Accrued interest and penalties .    165,197
                                   --------

                                   $915,016
NOTE 8       -    INCOME TAXES

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                  deductible when the assets and liabilities are recovered or settled. The Company's only such significant items relate to its allowance for doubtful accounts and Section 144 stock issued for services.

                           For income tax purposes,  the Company reports using a
year end of December 31.

                  The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows:

Federal  statutory income tax rate 34% Increases  (reductions)
resulting from:
    State and local income taxes net of federal benefit ......    13%
    Deferred income tax benefit and other miscellaneous
     permanent differences ...................................   (16%)

Effective income tax rate ....................................    31%

The tax effects of significant items comprising the Company's net deferred tax assets as of June 30, 1997 is as follows:

NOTE 8       -    INCOME TAXES

Allowance for doubtful accounts   $ 1,073,500
Section 144 restricted stock ..      (114,500)
Less: Valuation allowance .....      (719,250
                                  -----------

Current portion of deferred
  tax asset                         $ 239,750

                  The Company has recorded a deferred tax asset with an estimated valuation allowance of 75% as of June 30, 1997 based on the estimated deductibility of the above items in the future.

NOTE 9            -   STOCKHOLDERS EQUITY
      ============

             a)   Recapitalization

                  On April 24, 1994, the Company's parent, Bridge Corp., issued 2,820,000 shares of its own common stock to the previous stockholders of the Company in exchange for all of the Company's outstanding shares.

                      The acquisition of the Company by Bridge Corp, was treated as a recapitalization for accounting purposes. Accordingly, after such transaction, the Company was a wholly-owned subsidiary of Bridge Corp. As discussed in Note 9, the Company became a majority-owned subsidiary of Bridge Corp as a result of the Company's initial public offering, the exercise of a special warrant by Bridge Corp and the exchange of Bridge Corp, stock for Company stock held by related parties.

                  b)  Initial Public Offering

                  On August 14, 1995 the Company successfully completed its public offering. As a result, the Company sold 791,850 shares which included 91,850 shares in connection

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




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

                  c)  Special Warrant

                  On September 9, 1995, the Company's majority stockholder., Bridge Corp. purchased at $2.50 per share 5,665 common shares of the Company by exercising its right pursuant to the terms of a special warrant issued only to such stockholder in order to maintain an ownership interest above 50%.

NOTE 9            -   STOCKHOLDERS EQUITY

                  d)  Issuance of common stock

                          i) In December  1994,  the board of directors  adopted
                      the 1994 Senior Management Incentive Plan (the "Management Plan"), which was adopted by shareholder consent. The Management Plan provided for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. During December 1996, the board of directors authorized an amendment to the Management Plan to increase the amount of stock options available to 1,000,000.

                          ii) In December 1996, the Company granted its President an option under its Management Plan to purchase 125,000 shares of Common Stock. In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered the sale of the 125,000 shares of Common Stock underlying the option. The option was exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and was exercised March 25, 1997, resulting in the issuance of 125,000 shares of common stock.

                          iii) During June 1997,  pursuant to an agreement  with
                      RSJJ Realty Corp, ("RSJJ"), (a Company wholly-owned by the Company's President) the Company issued 270,000 shares of its common stock to RSJJ for settlement of $480,000 of accrued rent. These shares were then transferred to Bridge Corp by RSJJ in exchange for shares in Bridge Corp. These shares have been recorded at the estimated market value at the date of issuance of $1.75 per share with a 50% haircut due to the restricted nature of the stock, or $236,750. As a result, the Company has recorded a gain on the forgiveness of accounts payable of $243,250.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

NOTE 10           -   COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                      As  outlined  in the  Summary  of  Significant  Accounting
                  Policies, the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimated may be subject to revision in the normal course of business.

                  b)  Lease agreement

                  The Company leases its administrative offices and storage space pursuant to a signed lease agreement with RSJJ. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                                 Year Ending
                                  June 30,
                                    1998                        $       180,000
                                                                ===============


                  Included in general and administrative expenses is rent expense which amounted to $240,000 for the years ended June 30, 1997 and 1996. In addition, pursuant to an oral agreement the Company leases a yard for storage material with an unrelated party which requires monthly payments of approximately $3,500. Accordingly, total rent expense for the years ended June 30, 1997 and 1996 amounted to $282,000. As of June 30, 1997, $66,500 of rent remains unpaid and is included in accounts payable. During June 1997, the Company issued 270,000 shares of its common stock to settle $480,000 of accrued rent. (See Note 9(d)(iii) above).

             c)   Significant customers and vendors

                  For the years ended June 30, 1997 and 1996, the Company had three unrelated customers respectively, which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996 approximately 83% and 89% of contracts and retainage receivables are due from four and three customers, respectively.

             d)   Seasonality

                  The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                  of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies.

                  e)    Bonding requirements

                  The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonding for its private projects. The Company is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

            f)    Mechanics liens

                        As of June 30, 1997,  three  actions to  foreclose  upon
                  mechanics liens filed during the fiscal year were commenced. Such actions amounted to $3,278,775.

            g)    Legal Proceedings

                                     i)  During  January  1997,  an  action  was
                        commenced by the Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge". During August 1997, the Company agreed to effect a name change to "USA Bridge Construction of NY" before the end of the 1997 calendar year.

                                     ii)  The  Company  is a  party  to  various
                        claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

            h)    Payroll taxes

                        As of June 30,  1997,  the  Company  owes  approximately
                  $1,349,225 of payroll taxes and related penalties and interest. Although as of June 30, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements.

NOTE 11           -     RELATED PARTY TRANSACTIONS

                  a)    Purchase of material and labor

                  For the years ended June 30, 1997 and 1996 the Company purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995 Waldorf ceased operations. Said vendor is under the common control of the Company's majority stockholder and President. Lastly, for the years ended June 30, 1997 and 1996, the Company paid $371,321 and $622,050, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of Bridge Corp. During September 1996, US Bridge MD ceased operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997 the Company owed US Bridge MD $62,606, principally

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                  for advances in connection with above services and such amounts are non-interest bearing and due on demand.

             b)   Rent expense

                  Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a company wholly-owned by the Company's President. Such rent amounted to $240,000 for the years ended June 30, 1997 and 1996.

             c)   Employment agreement

                  On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. In addition, the President and Director has been granted options to purchase 25,000 shares of the Company's common stock, all of which options shall vest through April 1998. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options.

            d)    Due from related parties

                        During  the  years  ended  June  30,  1997  and 1996 the
                  Company paid certain expenses on behalf of Bridge Corp. These advances are non-interest bearing and are due on demand. As of June 30, 1997 such advances to Bridge Corp. amounted to $18,566 and are included in other current assets.

            e)    Due to related parties

                    (i) Since June 1995 the President of the Company has advanced the Company certain funds. The advances are non-interest bearing and are due on demand. At June 30, 1997 amounts due to the President amounted to $225,368.

                    (ii) As of June 30,  1997,  the Company  owes  approximately
               $96,526 for advances made by affiliates and related parties on its behalf. Such advances are non-interest bearing and are due on demand.