Form 10KSB/A
period 1997-06-30
US BRIDGE OF NEW YORK INC
filed 1997-10-17
CIK 937931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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