Form 10KSB/A
period 1997-06-30
US BRIDGE OF NEW YORK INC
filed 1997-11-10
CIK 937931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock on September 30, 1997 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $2,590,336 based upon the average closing bid and asked prices for such Common Stock on said date ($2.56), as reported by a market maker. On such date, there were 2,302,515 shares of Registrant's Common Stock outstanding.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

History

         U.S. Bridge of N.Y., Inc. ("the Company") was incorporated in the State of New York, on September 4, 1990, as Metro Steel Structures, Ltd. The Company amended its Certificate of Incorporation to effect a change in its name to its current name on January 31, 1995. Additionally, the Company amended its authorized capital (i) to increase the number of authorized shares of common stock from 200 to 10,000,000 ("the Common Stock"); (ii) to increase the par value of the Common Stock from no par value to $.001 par value per share; (iii) to authorize 500,000 shares of preferred stock, par value $.01 per share ("the Preferred Stock"); and (iv) to designate 400,000 shares of the Company's Preferred Stock as "Series A Preferred Stock." Also as of such date, the Company effected a 29,687.50 for one forward split of its Common Stock, pursuant to which there became 950,000 shares of Common Stock outstanding.

         Pursuant to an agreement and plan of merger by and between the Company and U.S. Bridge Corp. ("Corp.") effective as of April 25, 1994, Corp. issued an aggregate of 3,540,000 shares of its common stock to the stockholders of the Company and One Carnegie Court Associates, Inc. ("One Carnegie") - 2,820,000 to the stockholders of the Company and 720,000 to the stockholders of One Carnegie
- in exchange for all of said stockholders' issued and outstanding shares. Joseph Polito, the principal stockholder of the Company and the sole stockholder of One Carnegie, received, in exchange for his shares of the Company's Common Stock and One Carnegie's common stock, 2,380,000 and 720,000 shares, respectively, of Corp.'s common stock. The "Acquisitions" were accounted for as a "recapitalization" of Corp. Accordingly, both the Company and One Carnegie became wholly owned subsidiaries of Corp., of which company Joseph Polito became an 80% shareholder, which decreased to 75.4% upon the completion of the Company's initial public offering in August 1995.

         Immediately prior to the acquisition of the Company by Corp., the Company completed a private placement offering of its Common Stock, whereby the Company sold an aggregate of 148,200 shares (post stock split) of its Common Stock. The Company received net proceeds of $502,594 after the deduction of offering expenses of $47,406.

         Pursuant to the terms of the acquisition, each subscriber in the private placement exchanged each Company share held prior to the acquisition for 20,000 post reverse split shares of Corp.'s common stock. Corp. agreed to register the shares purchased in the private placement in a Registration Statement under the Securities Act of 1933, as amended (the "Act"), one time only, upon demand by any of the investors in the private placement, after June 30, 1995.

         The Company commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in New York State and in the New York City metropolitan area. Previously, through other entities, Joseph Polito furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, the Company has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of September 30, 1997, the Company has completed in excess of eighteen (18) projects, with an aggregate project value of $22,768,614, and is currently engaged in four (4) projects with an aggregate value of approximately $19,998,040. The Company plans to maintain its subcontractor presence in the steel industry; however, now that it has obtained general contractor bonding, it intends to focus on obtaining projects as a general contractor.

         Though formed to operate as a general contractor, the Company operated initially only as a subcontractor. The Company's goals were to become a general contractor for municipal projects; however, it needed financing to enable it to obtain bonding, which is required for all municipal projects.

         On June 15, 1993, the Company purchased, from Atlas Gem Erectors Co., Inc. ("Atlas Gem"), six then existing contracts to perform steel erection services for the following projects: Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Thruway, Lemon Creek, and Kosciuszko Bridge. Upon its sale of these contracts to the Company and its completion of its final project in September 1994, Atlas Gem ceased operations. The Company purchased Atlas Gem's contracts to add to its then backlog in order to avoid a conflict of interest, as the two entities - which were controlled by Joseph Polito as officer, director, and principal stockholder - were engaging in similar, but different work.

Recent Developments

         In June 1996, the Company entered a prime contracting agreement with EklecCo, the owner of the Palisades Power Mall located in West Nyack, New York, to perform structural steel erection services. The estimated aggregate value of the contract is $10,373,552. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases. The Company commenced work on Phase I in June 1996. As of September 30, 1997, the project is 79% complete.

         In July 1996, the Company entered into a prime contracting agreement with Tishman Construction Corporation of New York (construction manager) to perform steel erection services on the Louis Vuitton Office Tower owned by
Starre Realty and located on East 57th Street in New York, New York. Commencement of the project was delayed due to conflict not involving the Company, which conflict since has been resolved. The Company expects to recommence work on this project by the end of calendar 1997. In or about December 1996, the Company obtained confirmation of United Casualty and Surety Insurance Company's willingness to issue a performance bond for the Company as general contractor of this project; however, the construction manager subsequently waived its bond requirement. As of September 30, 1997, the project is 67% complete.

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

     As of May 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with R.S.J.J. Realty Corp. ("RSJJ"). This arrearage was converted into equity as follows: on June 19, 1997, the Company issued 270,000 shares of common stock to Corp., for the cancellation of the debt owed to RSJJ. Corp., in turn, issued 200,000 shares of its Common Stock to Joseph Polito and 150,000 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. See "Item 12. Certain Relationships and Related Transactions."

         In October 1997, the Company's Board of Directors adopted a resolution decreasing the exercise price of the Company's outstanding public warrants from $6.00 to $3.00. No other terms of the warrants were amended. In addition, the Board authorized the Company to prepare and file a post-effective amendment to its registration statement to update the information therein enabling the warrants to become exercisable.

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

                                    Year            J. Polito's                      Activities with the        Place of
Company Name(1)                     of Inc.         Title             Ownership(%)   Company and NY             Business

U.S. Bridge Corp.(2)                1988            Pres./Director    61%            Parent Company             Queens, NY

One Carnegie Court                  1990            Pres./Director    0%             Subsidiary of Corp.        Waldorf, MD
 Associates, Inc. (3)(5)(6)

R.S.J.J. Realty Corp.(4)            1983            Pres./Director    100%           Leases the offices and     Queens, NY
                                                                                     storage space to the
                                                                                     Company

Crown Crane, Inc.(4)                1988            --                50%            Supplies cranes to the     Brooklyn, NY
                                                                                     Company for use in the
                                                                                     erection of steel

Atlas Gem Leasing,                  1986            Pres./Director    100%           Supplies welding           Queens, NY
Inc. (4)                                                                             machines and compressors
                                                                                     to the Company

Atlas Gem Erectors                  1986            Pres./Director    100%           Sold certain construction  No office
  Co., Inc. (4)(7)                                                                   contracts to the Company;
                                                                                     ceased operations 9/94

Gem Steel Erectors                  1966            Pres./Director     100%          No business relationship;  No office
 Inc.(4)(8)                                                                          ceased operations 3/91

Waldorf Steel                       1990            Pres./Director     100%          Provided steel to the      No office
Fabricators, Inc.(3)(5)                                                              Company; ceased
                                                                                     operations in 8/95

U.S. Bridge Corp.                   1994            Pres./Director     0%            Subsidiary of  Corp.;      No office
(Maryland) (2)(9)                                                                    ceased operations in 11/96

U.S. Bridge of N.Y.,                1990            Pres./Director     56.3%         Provides steel erection    Queens, NY
Inc.(4)(10)                                                                          buildings, roadway, and
                                                                                     bridge repair projects

     (1) Except as disclosed hereunder, no company listed is beneficially owned by another entity; nor does any company have any subsidiaries. No company listed has conducted any business operations under any name except for its corporate name, except for Corp. See "-History."

     (2) Incorporated in the State of Delaware.

     (3) Incorporated in the State of Maryland.

     (4) Incorporated in the State of New York.

     (5) One Carnegie owned the property, building, and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to August 1, 1995, as of which date it began leasing to U.S. Bridge Corp. (Maryland) ("MD") until MD ceased operations in November 1996.

     (6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of Corp. Joseph Polito, through his ownership of approximately 61% of the outstanding shares of Corp. may be deemed the beneficial owner of the shares of One Carnegie owned by Corp.

     (7) Ceased operations in September 1994.

     (8) Ceased operations in March 1991.

     (9) MD was incorporated in the state of Delaware on September 21, 1994 and is a wholly-owned subsidiary of Corp. It was formed to provide labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995, when Waldorf ceased operations.

     (10) Joseph Polito, through his ownership of approximately 61% of the outstanding shares of the Corp., may be deemed the beneficial owner of the shares of the Company owned by Corp.

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


         Inasmuch as the Company purchased steel from Waldorf or leases equipment from Crown Crane, Ltd. or Atlas Gem Leasing, Inc., the Company shall check prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar. The audit committee of the Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary under all of the circumstances to resolve any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary appropriate. The fact that Joseph Polito is an officer, director, and principal shareholder in other companies, including those that transact business with the Company, opens the potential that there may be conflicts of interest in decisions made by Joseph Polito, which may compromise his fiduciary duty to the Company. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming. See "Item 1. Description of Business-Suppliers and Subcontractors."

Industry Overview

         1997 has brought about a resurrection in the construction industry in the New York City metropolitan area. Major transportation arteries in New York are under extensive construction programs to increase their ability to handle the ever increasing volumes of traffic they carry. Work is in progress on the major thruways, expressways, and parkways across New York State. The Company currently is preparing subcontracting bids for some of the roadway projects in the New York City metropolitan area.

         These projects positively affect the availability of work in diverse disciplines in the construction industry: landscaping, concrete, paving, steel, etc. The Company has qualified as a bidder (and expects to place a bid by the end of November 1997) for a project for the JFK Airport, international arrivals building, Korean Air and Lufthansa terminals.

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

         While Joseph Polito has been in the construction business for many years, the Company has only recently started bidding on projects as a general contractor, and the Company may incur unanticipated expenses, problems, or difficulties which may affect its bid prices and project profitability. Though the Company has been the low bidder on several public sector and private sector bids, it has not commenced any Company public or private sector projects as a general contractor. It has, however, commenced two projects as prime contractor.

         The  Company  expects  to act as a  general  contractor  on some of the projects it will undertake in the near future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work, though it shall continue also to bid as a subcontractor at the request of other general contractors. As general contractor, the Company will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, the Company may require its subcontractors to furnish Performance Bonds. Affirmative action regulations, however, require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

Insurance and Bonding

         The Company maintains general liability and excess liability insurance, insurance covering its construction equipment, and workers' compensation insurance in amounts it believes are consistent with industry practices. The Company carries liability insurance of $1,000,000 per occurrence which management believes is adequate for its current operations.

         Although the Company generally has not been required to provide Performance Bonds to general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, the Company is serving as a subcontractor on two projects. For the EklecCo prime contracting project and the Grand Central Terminal and Korean Mission subcontracting projects, the Company has been required to provide, and has provided, Performance Bonds and Labor and Material Bonds.

         The Company expects to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, shall require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, the Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against the Company if schedules are not met. In the past, the Company has not been materially adversely affected by these provisions as a subcontractor.

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

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate the Company's capitalization, working capital, past performance, management's expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. The surety companies also require that the bonds be personally guaranteed by Joseph Polito.

Bonding requirements vary depending upon the nature of the project to be performed. The Company anticipates paying premiums of between 1 1/4% to 3 1/2% of the total amount of the contracts to be performed. Since these premiums are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the premium prior to receiving revenue from the project. Bonding premiums are a line item in the submitted bid and are included as part of the Company's billing to its clients.

         In December 1996, the Company obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment will allow the Company to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed the Company to obtain Performance Bonds and Labor and Material Bonds for the one prime contracting and two subcontracting projects which have required same: the EklecCo, Grand Central Terminal, and Korean Mission projects.

Work in Progress; Backlog and Seasonality

         Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. NY begins to recognize profit on its contracts when it first accrues direct costs. As is standard construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

         The following is a list, as of September 30, 1997, of those projects in which the Company is currently engaged.

                                                               Backlog
Contract Party/                 Contract                       Amount at   Type of             % of job
Project Name                    Amount           Contract Date 9/30/97     Contract            Completed
EklecCo/
  Palisades Power Mall(1) ...   $10,373,552(2)   June 1996     2,178,446   Lump-sum            79%(2)

Lehrer McGovern, Bovis, Inc./
  Grand Central Terminal ....     3,706,653      May 1996      1,169,449   Lump-sum            69%(2)

Tishman Construction Corp./
  Louis Vuitton N.A.(1) .....     4,417,835      July 1996     1,457,886   Lump-sum            67%(2)

Humphreys &  Harding, Inc./
  Korean Mission ............     1,500,000      Jan. 1997     1,260,000   Lump-sum            16%(2)

Total Signed Contracts ......   $19,998,040                  $ 6,065,781


     (1) The Company is prime contractor (similar to general contractor) on this project.

     (2) Completion percentage is as of September 30, 1997 and is based on the percentage of costs incurred through that date to the estimated cost of the project.

         Though the Company does not believe its business is seasonal, its operations slow during the winter months due to decreased productivity of laborer caused by their inability to work in severe weather conditions. As a result of the foregoing, the Company's costs are increased.

Suppliers; Subcontractors; Unions

         For the year ended June 30, 1997, the Company received approximately 43% of the fabricated steel it required from MD, a subsidiary of Corp. Queens County Ironworks and New York Iron, Inc. provided the remainder of the steel. Neither Queens County Ironworks nor New York Iron, Inc. is affiliated with the Company, Corp., or any other Director or principle stockholder of either company. MD provided the Company with fabricated steel until November 1996, at which time MD ceased operating. The prices paid and the terms for the steel purchased from MD were comparable to competitive prices and terms; therefore, the Company believes it now will be able to acquire same through other suppliers at similar prices and on similar terms.

         The Company currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. The Company rents cranes from Crown Crane, Ltd., a company of which Joseph Polito is a 50% shareholder, and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Mr. Polito. The Company believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service the Company's needs, the Company will be able to find other vendors at competitive prices.

         As is standard practice in the construction industry, the Company's employees, other than its office employees, are not salaried individuals. They are union employees who are hired on an as-needed, or per project, basis and are paid an hourly wage which is set by the unions with which they are associated. The Company hires skilled steel workers represented by the International Union of Structural Ironworkers local 40, 361, & 417 and International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, and 825 and Cement Masons local
472. The Company must comply with its agreements with the unions, which agreements regulate all employment issues - including pay, overtime, working conditions, vacations, benefits, etc. - between the Company and the union employees. These agreements expire on June 30, 1999.

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

     Accordingly, the Company may be subject to substantial liability if a subcontractor fails to perform as required. In addition, in hiring and overseeing subcontractors, there may be difficulties of which the Company is not aware.

Competition

     All aspects of the Company's business are, and will continue to be, highly competitive. The Company is one of many subcontractors which erects and furnishes steel for projects. Many of these subcontractors have substantially greater financial resources and sales than those of the Company. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

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

Government Regulation

     The Company must comply with the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, the Company must comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state, and local regulatory network is essential and costly. The failure to comply with such regulations or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on the Company's operations. The Company believes that it is in substantial compliance with all applicable laws and regulations.

Employees

     As of June 30, 1997, the Company had three executive officers, two administrative assistants, one comptroller, one project estimator, and two employees in the accounting department. The number of union employees the Company utilizes depends on the number and size of projects in which the Company is engaged and can range from 10-200 employees, some of whom are employed full-time and others of whom are employed part-time. These union employees are represented by the International Union of Structural Ironworkers locals 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. The Company's contracts with these Unions, which contracts regulate all employment issues between the Company and the union employees - including pay, overtime, working conditions, vacations, benefits, etc. - expire on June 30, 1999. The Company considers its relationships with the unions and its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's  office  (located at 53-09 97th Place,  Corona,  New York
11368) consists of approximately 25,000 square feet of office space (approximately 24,000 square feet of which is utilized for storage space) which is leased from an affiliate company, RSJJ. RSJJ is owned by the Company's President, Joseph Polito. The lease, pursuant to which the Company pays rent of $20,000 per month to RSJJ, expires in March 1998. The Company also leases a yard for storage material pursuant to an oral agreement with RSJJ, which agreement requires monthly payments of $3,500. The Company believes that the terms of these leases are comparable and competitive to those terms which might have been negotiated with an unaffiliated landlord.

         As of May 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: the Company issued 270,000 shares of Common Stock to Corp., for the cancellation of the debt owed to RSJJ.
 Corp., in turn, issued 200,000 shares of its common stock to Joseph Polito and 150,000 shares of its common stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below. The Company believes that the nature and number of these proceedings are typical for a construction firm of its size and scope.

         Three actions to foreclose upon mechanics liens were commenced by the Company in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. The Company's claim for relief in this action is $2,199,560. The claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work with regard to the rehabilitation of the Viaduct at the Stillwell Avenue Station of the Coney Island Line in Brooklyn, New York. This action is still in the discovery phase.

     The second action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. The Company's claim for relief in this action is $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. This action is still in the discovery phase.

     On February 7,1997, Perini Corporation filed a related action against the Company and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against the Company total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. The Company has counterclaimed for the amounts set forth above in the discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as are set forth above.

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

         In December 1995, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company, Metro Steel Structures, Ltd. (now known as the Company), One Carnegie, and others alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against the Company, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. The Company, Messrs. Polito, and all other defendants are defending against this action. The action is in the discovery phase, and settlement negotiations are currently underway.

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
         10/01/96 - 12/31/96                      1 1/8             2 1/16        3/32             13/32

                  1997
         01/01/97 - 03/31/97                      1 3/8              2 3/4        5/32             5/8
         04/01/97 - 06/30/97                      1 9/16             2 5/8        9/32             17/32
         07/01/97 - 09/30/97                      2 3/16             2 23/32      1/4              15/32
         ----------------

         Each Warrant entitles the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $3.00 per share, respectively, until August 8, 2000. The Warrants and the underlying shares of Common Stock are in registered form, pursuant to the terms of a Warrant agreement between the Company and North American Transfer Co., as warrant agent, so that the holders of the Warrants will receive upon their exercise and payment therefor, unrestricted shares of Common Stock.

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

         The Company was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by federal, state, and local government authorities in New York State and in the New York City metropolitan area. Previously, Mr. Polito, through other entities, furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, the Company has provided steel erection services for building, roadway, and bridge repair projects for general contractors who have been engaged by private, municipal, and/or governmental customers.

         The Company's operations are substantially controlled by Joseph Polito since he owns approximately 61% of the outstanding shares of Corp., the parent company which owns approximately 53.2% of the Common Stock of the Company; hence, Mr. Polito may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ. Pursuant to a signed lease agreement which expires on March 31, 1998, RSJJ leases office space to the Company at a cost of $20,000 per month. Mr. Polito also has ownership interests in Waldorf (which ceased operations on August 1, 1995), Crown Crane, Inc., and Atlas Gem Leasing, Inc., all of which companies provided services to the Company for the years ended June 30, 1997, and 1996. During 1997 and 1996, the Company purchased from MD, a wholly owned subsidiary of Corp., certain materials and labor to perform steel erection service. For the years ended June 30, 1997 and 1996, purchases by the Company from MD amounted to $371,321 and $622,050, respectively. MD ceased operations in November 1996; since then, the Company has purchased its steel from unrelated parties.

         The Company plans to continue to undertake projects as a subcontractor but will focus on obtaining projects as a general contractor in both the public and private sectors. In the New York City metropolitan area, there is an abundance of subcontractors who have significant experience and are competitive with respect to pricing and level of service. For those general contracting projects it undertakes, the Company will be responsible for the performance of the entire contract, including the work to be performed by subcontractors. Accordingly, the Company may be subject to substantial liability if a
subcontractor  fails  to  perform  as  required.   In  addition,   unanticipated
difficulties may arise in hiring and overseeing subcontractors. The Company requires bonding from a New York licensed bonding company in order to bid on projects as a general contractor.

         Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results also may be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies.

     In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and require the Company to maintain certain amounts of capital and liquid assets. Each company bases the amount of bonding it will issue on a formula (devised individually) which takes into account, inter alia, the Company's capital and liquid assets. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements, which agreements vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and are paid by the customer. Any monies taken from the working capital for this purpose will be replaced as monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees generally are payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project.

         In December 1996, the Company obtained a bonding commitment for a surety line of credit ($10,000,000 single project limit) from UAGC for its general contracting projects. The commitment allows the Company to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed NY to obtain Performance Bonds and Labor and Material Bonds for the one prime contracting and two subcontracting projects which have required same: the EklecCo, Grand Central Terminal, and Korean Mission projects.

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         Contract revenues for the years ended June 30, 1997 and 1996 amounted to $15,455,699 and $7,091,396, respectively. This net increase of $8,364,303, or approximately 118%, is a direct result of the Company's $17,943,400 backlog as of June 30, 1996. This backlog amount represents the contracts the Company entered into during the latter part of its June 30, 1996 fiscal year. During the year ended June 30, 1997, the Company obtained new contracts and change orders to previous contracts aggregating to approximately $3,600,347. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint venture revenues for the year ended June 30, 1997 totaled $0 as compared to the year ended June 30, 1996 wherein same totaled $200,000. Accordingly, revenues for the year ended June 30, 1997 from the Company's core business, construction contracts, increased by approximately $8,564,000 as compared to the year ended June 30, 1996. As of June 30, 1997, the Company's backlog amounted to approximately $6,100,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet commenced. The Company's gross profit for the years ended June 30, 1997 and 1996 has remained constant between 27% and 28%.

         For the years ended June 30, 1997 and 1996, the Company purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995, Waldorf ceased operations. Waldorf is under the common control of the Company's majority stockholder and President. Lastly, for the years ended June 30, 1997 and 1996, the Company paid $371,321 and $622,050, respectively, to MD for materials and labor necessary to perform steel erection services. MD is a wholly owned subsidiary of Corp. In November 1996, MD ceased operations, and the Company began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997, the Company owed MD $62,606, principally for advances in connection with the above services: such amounts are non-interest bearing and are due on demand.

         General and administrative expenses have increased by $221,302, or 10%, to $2,342,309 for the year ended June 30, 1997, from $2,121,007 for the year ended June 30, 1996. The increase in general administration costs is mainly attributable to an overall increase in the Company's administrative salaries associated with the material amount of increase in contract revenue and general corporate overhead.

         As of June 30, 1997, the Company increased its allowance for doubtful accounts to $2,287,000 against its contract receivables. The bad debt expense associated with the increase in allowance amounted to $1,287,000. The Company increased its allowance for doubtful accounts based on a review of the factors surrounding certain mechanic's liens filed for certain projects and an estimate of the future income of other projects for which no mechanic's liens have been filed. In management's opinion, the allowance for doubtful accounts at June 30, 1997 will be sufficient to absorb any losses which may be sustained from a settlement with this and other customers. For the years ended June 30, 1997 and 1996, the Company had three unrelated customers, which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996, approximately 83% and 89%, respectively, of contracts and retainage receivables are due from four and three customers respectively.

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

         As of June 30, 1997, the Company owes approximately $1,349,225 in payroll taxes and related penalties and interest: $1,033,226 to the IRS and $315,999 to New York State. As of June 30, 1997, the Company has been making monthly payments to the respective tax authorities pursuant to oral agreements negotiated with same.

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

         In June 1997, the Company and Corp. completed a transaction whereby the Company issued 270,000 shares of its Common Stock to Corp., for the cancellation of $480,000 in rent debt owed to RSJJ. Corp., in turn, issued 150,000 shares of its common stock to RSJJ and 200,000 shares of its common stock to Joseph Polito (RSJJ's president). RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. As a result of this transaction, Corp. increased its ownership in the Company to approximately 53.2%. The Company recorded a gain on the forgiveness of debt in the amount of $243,750, the difference between the debt forgiven of $480,000 and the fair market value of the stock of $1.75 per share with a 50%, or $236,260, discount.

         In December 1994, the Board of Directors adopted the 1994 Senior Management Incentive Plan ("the Management Plan"), which was adopted also by shareholder consent. The Management Plan provided for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. In December 1996, the Board of Directors authorized an amendment to the Management Plan to increase the amount of shares available to 1,000,000.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered for resale 125,000 shares of Common Stock underlying an option which was issued to Joseph Polito pursuant to the Management Plan. The option, exercisable at $1.10 per share (110% of the bid price on November 27, 1996), was exercised on March 25, 1997 and resulted in the issuance of 125,000 shares of Common Stock, 60,000 of which shares have been resold to date.

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

     Joseph M. Polito has been the President and a Director of the Company since its inception in 1990 and prior to April 1994 was the sole shareholder of the Company. Mr. Polito has been the president and director of Corp. since April 1994. Mr. Polito oversees the running of all of the Company's operations. Since its inception in 1994, he has also been the president and a director of MD. Since December 1990, Mr. Polito has been the president and sole director and shareholder of One Carnegie, a wholly owned subsidiary of Corp. Since 1988, Mr. Polito has been a 50% shareholder of Crown Crane, Ltd., a company which leases cranes for construction projects. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. Mr. Polito has also been the president and sole director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to the Company. Since 1983, Mr. Polito has been the president and 100% shareholder of RSJJ, a company which owns and leases real property.

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

     Ronald J. Polito has been the Secretary and a Director of the Company since its inception in 1990. From its inception in 1990 until March 1995, he was also the treasurer of the Company. He has been the secretary and a director of Corp. since April 1994. Mr. Polito oversees the daily progress on all projects and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. Since its inception in 1994, he has also been the secretary and a director of MD. Since December 1990, Mr. Polito has been the secretary of One Carnegie and Waldorf. Since 1983, Mr. Polito has been the secretary of RSJJ. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. He is the son of Mr. Joseph Polito.

     Steven J. Polito was elected Treasurer of the Company in March 1995. He had previously been a Project Manager and has been a Director of the Company since its inception in 1990. Mr. Polito oversees the daily operations for projects in process and projects completed, including purchasing and leasing of materials and machinery and the distribution of labor. Mr. Polito has been treasurer of Corp. since March 1995 and a director of Corp. since April 1994. Since its inception in 1994, he has been the treasurer and a director of MD. Since 1988, Mr. Polito has been the treasurer of One Carnegie, Waldorf, and RSJJ. He is the son of Mr. Joseph Polito.

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

Significant Employees

     John G. Bauer has been the chief administrative officer (a non-executive position) of the Company since February 1995. Since its inception in March 1992, Mr. Bauer has been the President and a Director of Dynamic Construction Consulting, Inc. ("Dynamic"), a company of which Mr. Bauer was the founder. Dynamic provides construction management and consulting services to the Company and other companies. From July 1988 to March 1992, Mr. Bauer was a Vice President of Tishman Construction Corp. of N.Y., a construction company.

     Michael Panayi has been a structural engineer for the Company since its commencement of operations in June 1993. From 1987 to 1993, Mr. Panayi was a structural engineer for Atlas Gem.

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

Certain Reports

     No person who during the fiscal year ended June 30, 1997 was a Director, Officer, or beneficial owner of more than ten percent of the Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years, except Joseph Polito did not file a Form 4 with respect to his December 1996 receipt of stock options which were exercised. Joseph Polito shall file a Form 5 on or before November 26, 1997. Corp. has not filed a Form 4 for the shares it received in June 1997 with respect to the debt cancellation regarding the Company's lease. Corp. shall file a Form 5 with respect to this issuance on or before November 26, 1997. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 as furnished (during the most recent fiscal year) to the Company in accordance with Rule 16a-3(d) of the Act; (ii) Forms 5 and amendments thereto as furnished to the Company with respect to its most recent fiscal year; and (iii) any representations received by the Company from any reporting persons that no Form 5 is required, except as described herein.

 ITEM 10.         EXECUTIVE COMPENSATION

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

                           Summary Compensation Table
                               Annual Compensation


(a)                        (b)     (c)                 (d)              (e)                    (f)             (g)
Name                                                                    Restricted
and Principal                                          Other Annual     Stock                  Options/
Position                   Year    Salary ($)          Bonus ($)        Compensation ($)       Awards ($) (1)   SARS (#)
------------------         ----    ---------------     ---------        ----------------       --------------   --------

Joseph Polito              1997     $330,000           -                 $ 68,642 (2)          -                125,000
 President and             1996       300,000          -                  111,911 (2)          -                   -
 Director                  1995       378,000          -                   68,200 (2)          -                 25,000

Ronald Polito              1997     $118,800           -                $  17,194 (3)          -                   -
 Secretary and             1996       125,000          -                   15,144 (3)          -                   -
 Director                  1995       121,000          -                   21,200 (3)          -                   -

Steven Polito              1997       $86,580          -                $   8,572 (4)          -                   -
  Treasurer and            1996        94,000          -                    8,275 (4)          -                   -
 Director                  1995         91,575         -                    9,900 (4)          -                   -


(1) At the end of the fiscal year, Joseph Polito owned 65,000 shares of Common Stock valued at $ 158,600. Ronald Polito and Steven Polito do not own any Common Stock of the Company. The valuation is based on the closing price of Common Stock ($2.44) on June 27, 1997 (the last day of the fiscal year in which the stock traded), as reported by a market maker.
(2) Includes (i) the payment of premiums on a life insurance policy of $10,722, $54,362, and $46,000 for the years ended June 30, 1997, 1996, and 1995, respectively, (ii) the payment of travel expenses of $50,000, $50,000, and $22,200 for the years ended June 30, 1997, 1996, and 1995, respectively, and (iii) the payment of an automobile lease of $7,920 and $7,549 for the years ended June 30, 1997 and 1996, respectively. See " - Employment Agreement."
(3) Includes (i) payments on an automobile lease of $5,416, $5,416, and $8,000 for the years ended June 30, 1997, 1996, and 1995, respectively;
         (ii) the payment of premiums on a term life insurance policy of $8,510, $4,684, and $5,800 for the years ended June 30, 1997, 1996 and 1995, respectively; and (iii) a travel allowance of $3,268, $2,971, and $7,400, for the years ended June 30, 1997, 1996, and 1995, respectively.
(4) Includes (i) payments on an automobile lease of $5,304, $5,304, and $6,700 for the years ended June 30, 1997, 1996, and 1995, respectively; and (ii) a travel allowance of $3,268, $2,971, and $3,200 for the years ended June 30, 1997, 1996, and 1995, respectively.

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
====================================================================================================================================
------------------------

(1) Represents incentive stock options granted under the Management Plan. Mr. Polito exercised this option in full and resold 60,000 shares of same.

         The following table contains information with respect to employees of the Company and options held as of June 30, 1997.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

================================================================================================================================
             (a)                         (b)                     (c)                     (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                                          Unexercised In-The-
                                                                                      Number of                  Money
                                                                                     Unexercised           Options/SAR's at
                                                                                 Options/SAR's at FY-          FY-End($)
                                 Shares Acquired on             Value            End (#) Exercisable/        Exercisable/
            Name                   Exercise (#) (1)        Realized($) (2)          Unexercisable          Unexercisable (3)
            ----                  -----------------        ---------------          -------------          -----------------
--------------------------------------------------------------------------------------------------------------------------------
Joseph M. Polito                       125,000                $100,000              15,000/10,000                 0/0
================================================================================================================================
----------------------------

     (1) Joseph Polito sold 65,000 of the shares acquired on exercise.

     (2) Based on the closing price of Common Stock ($1.90) on March 25, 1997, as reported by a market maker.

     (3) Based on the closing price of Common Stock ($2.44) on June 27, 1997 (the last day of the fiscal year in which the stock traded), as reported by a market maker. Since the Options are exercisable at $5.50, there is no value to such options as of such date.

Employment Agreement

         On April 4, 1995, Joseph Polito entered into an employment agreement with the Company whereby he agreed to devote 80% of his business time to the affairs of the Company. The agreement is for a term of approximately three years and expires June 30, 1998. Pursuant to the terms of the agreement, Mr. Polito is to receive an annual salary of $300,000 until June 30, 1996, with 10% yearly escalations, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received stock options under the Management Plan to purchase 25,000 shares at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000, and five percent (5%) of the next $500,000, upon reaching $1,500,000, and five percent (5%) after $1,500,000, of all the pre-tax profits of the Company. The Company shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement, the Company shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito, with an estimated yearly premium of $80,000. The agreement restricts Mr. Polito from competing with the Company for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with the Company is terminated or there is a decrease in responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to the Employee during the preceding calendar year.

         Since March 1995 and April 1994, Steven and Ronald Polito have received annual salaries of $94,000 and $125,000, respectively, from the Company. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and travel expenses. Ronald Polito receives the payment of premiums on a life insurance policy of which he chooses the beneficiaries. Neither individual has entered into an employment agreement with the Company.

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

         Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% for the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from he date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten (10) years form the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from he dated of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to thirteen (13) years from the date of grant.

         Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, (ii) by certified check, or,
(iii) at the discretion of the Administrator by shares of Common Stock having a fair market value equal to the total exercise price, or (iv) by a combination of the above. The provision that permits the delivery of already owned shares of stocks as payment for the exercise of an option may permit "pyramiding." In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

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

         On December 2, 1996, the Company granted to Joseph Polito, the Company's president, an option to purchase 125,000 shares at an exercise price of $1.10 per share (110% of the market price) in accordance with the Management Plan. The shares were registered for resale pursuant to a Form S-8 registration statement filed in February 1997. On March 25, 1997, Joseph Polito exercised the option. On April 11, 1997, Mr. Polito re-sold 60,000 of these shares.

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

         Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("General SARs") or limited SARs ("Limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock, or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to General SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transactions: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

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

         Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms, and conditions that must be fulfilled before the restricted shares may vest.

         Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period, (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares; and (ii) the holder will not be entitled to sell, transfer, or otherwise dispose of the restricted shares. A breach of any restrictions, terms or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

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

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities, or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information at September 30, 1997, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock; (ii) by each Officer and Director; (iii) and by all Officers and Directors as a group.

                                                                                Percent of
                                            Number of                             Common
Name                                        Shares                              Stock Owned
----                                        ---------                           -----------
U.S. Bridge Corp.(1)                        1,240,665                           53.5%
53-09  97th Place
Corona, New York  11368

Joseph Polito (2)                           1,305,665                           56.3%
c/o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Steven Polito                               -                                   -
c/o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Ronald Polito                               -                                   -
c/o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Philip Neilson                              -                                   -
c/o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Marvin Weinstein                            -                                   -
c/o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

All Officers and Directors
as a group (5 persons) (2)                  1,305,665                           56.3%


(1) Does not include the shares issuable upon the exercise of the Special Warrant or the voting rights included in the shares of Series A Preferred Stock issuable upon the happening of certain events.

(2) Joseph Polito owns approximately 61% of the outstanding shares of Corp. and may be considered the beneficial owner of the shares of the Company owned by Corp. Includes 15,000 shares issuable upon the exercise of stock options granted to Joseph Polito, all of which are vested. Does not include (i) 10,000 shares issuable upon the exercise of options not presently vested; or (ii) 60,000 shares issued upon the exercise of an option; these shares have been resold.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 1, 1995, in conjunction with the underwriter of the Company's public offering exercising its over-allotment option to purchase 91,850 additional shares of the Company's Common Stock, the Company exercised its Special Warrant and purchased 5,665 shares of the Company's Common Stock at $2.50 per share.

         On October 11, 1995, the Company paid One Carnegie $50,000 on behalf of MD, a wholly owned subsidiary of Corp., for fabrication services performed by MD. Such payment was treated as a payment on account by the Company to MD. From July 1995 to October 1995 the Company paid MD approximately $183,000 for the labor associated with the fabrication of steel.

         During the year ended June 30, 1996, the Company purchased approximately $180,333 of fabricated steel from Waldorf. Such amount represented approximately 18% of the steel purchased by the Company for the year ended June 30, 1996. Waldorf is wholly owned by Joseph Polito.

         During the years ended June 30, 1997 and 1996, the Company paid $371,321 and $802,383, respectively, to MD for certain materials and labor necessary to perform steel erection services.

         During the years ended June 30, 1997 and 1996, the Company paid $214,000 and $163,000, respectively, to Crowne Crane, Inc. for leasing of cranes necessary to perform steel erection services. Joseph Polito owns 50% of Crowne Crane, Inc.

     During the year ended June 30, 1997, the Company paid $35,000 to Atlas Gem Leasing, Inc. for certain machinery necessary to perform steel erection services. Atlas Gem Leasing, Inc. is wholly owned by Joseph Polito.

         On March 25, 1997, the Company issued 125,000 shares of Common Stock to Joseph Polito upon exercise by Mr. Polito of an option to purchase 125,000 shares at an exercise price of $1.10 per share. The option was granted under the Company's Management Plan in December 1996. In February 1997, a Form S-8 Registration Statement was filed with the Securities and Exchange Commission, registering the sale of these shares underlying the option.
On April 11, 1997, Mr. Polito sold 60,000 of these shares.

         On June 19, 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. The Company leases its administrative office space and certain storage space from RSJJ, a corporation owned by Joseph Polito. In accordance with a signed lease agreement which expires on March 31, 1998 the Company pays rent in the amount of $20,000 per month. This arrearage was converted into equity as follows: the Company issued 270,000 shares of Common Stock to Corp., for the cancellation of the debt owed. Corp., in turn, issued 200,000 shares of its common stock to Mr. Polito and 150,000 shares of its common stock to RSJJ. RSJJ then transferred all of its Corp. shares to its mortgagor, who agreed to accept said shares as payment of RSJJ's outstanding mortgage.

         See  "Item  10.   Executive   Compensation-Employment   Agreement"  for
information regarding management's compensation.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

                                                                                      Page
Independent Auditors Report .......................................................   F-1

Balance Sheet .....................................................................   F-2

Statements of Operations ..........................................................   F-3

Statement of Stockholders' Equity .................................................   F-4

Statements of cash flows ..........................................................   F-5

Notes of financial statements .....................................................   F-6 - F-15

(b) During the last quarter, the Company filed no reports on Form 8-K.

(c) All exhibits, except those designated with an asterisk (*) which are filed herewith, previously have been filed with the Commission in connection with the Company's Registration Statement on Form SB-2, dated August 9, 1995 under file No. 33-89230-NY and pursuant to 17 C.F.R. ss.230.411. The previously filed exhibits bear the same exhibit number as indicated below and are incorporated by reference herein.


 3.1              -        Certificate of Incorporation of the Company filed September 4, 1990.
 3.2              -        Certificate of Amendment to the Certificate of Incorporation of the
                           Company filed January 31, 1995.
 3.3              -        By-Laws of the Company.
 3.3              -        Specimen Common Stock Certificate.
 4.1              -        Specimen Redeemable Common Stock Warrant Certificate.
 4.3              -        Form of Redeemable Common Stock Warrant Agreement between the
                           Company and Continental Stock Transfer & Trust Company.
 4.4              -        Form of Special Warrant.
 4.6              -        U.S. Bridge Corp. note issued in January 1995.
 4.7              -        Form of Promissory Note sold in Private Placement in March 1995.
 4.8              -        Stock option and Agreement issued to Joseph Polito.
10.2              -        Stock Purchase Agreement between Corp. and the Company.
10.3              -        Employment Agreement of Joseph Polito.
10.4              -        Lease Agreement between the Company and R.S.J.J. Realty Corp.
10.5              -        The Company Incentive Stock Option Plan.
10.6              -        Agreement between Iron Workers Local Union 40 and the Company.




10.7              -        Agreement between Local Union 14, 14B, 15,
                           15A,  15C,  15D,  International  Union  of  Operating
                           Engineers, AFL-CIO and the Company.
10.8              -        Agreement between Local 780 and the Company.
10.9              -        Subcontractor agreement between the Company and McKay Enterprises,
                           Inc., with respect to the reconstruction of 4th Avenue Bridge.
10.10             -        Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of Stillwell Avenue Station on Coney
                           Island.
10.11             -        Subcontractor  agreement  between  the Company and
                           Perini    Corporation,    with    respect    to   the
                           rehabilitation of 39th Street Bridge over L.I.R.R.
10.12             -        Subcontractor agreement between the Company and KISKA Construction
                           Corporation-USA, with respect to the rehabilitation of Robert Mosses
                           Causeway.
10.13             -        Agreement between Atlas and the Company pursuant to the sale of contracts.
10.14             -        Promissory Note issued to First Bank of the Americas.
10.15             -        Subcontractor agreement between the Company and McKay Enterprises,
                           Inc.,  with  respect  to  the  rehabilitation  of the
                           Kosciuszko Bridge.
10.17             -        Agreement to capitalize the $400,000 debt into 320,000 shares of U.S.
                           Bridge Corp.
10.18*            -        Subcontractor agreement between the Company and Trataros
                           Construction Inc. (the Williamsburg Houses project), dated April 11,
                           1996.
10.19*            -        Subcontractor agreement between the Company and Hannibal
                           Construction Co., Inc. ("the Hellgate Viaduct Structures project), dated
                           October 30, 1996.
10.20*            -        Subcontractor  agreement  between  the Company and
                           N.Y. Iron (the  Indonesian  Mission  project),  dated
                           November 6, 1996.
10.21*            -        Prime contractor  agreement between the Company and
                           Eklec Co. (the Palisades  Power Mall project),  dated
                           June 17, 1996.
10.22*            -        Subcontractor agreement between the Company and Lehrer McGovern,
                           Bovis, Inc., dated May 15, 1996.
10.23*            -        Prime contractor  agreement between the Company and
                           Tishman  Construction  Corporation of New York, dated
                           July 24, 1996. (the Louis Vuitton project)
10.24*            -        Subcontractor agreement between the Company and Humphreys &
                           Harding, Inc. (the Korean Mission project), dated January 15 1997.
27.1              -        Financial Data Schedule.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of November, 1997.


                                             U.S. BRIDGE OF N.Y., INC.


By:                                                 /s/ Joseph M. Polito
                                                     Joseph M. Polito, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joseph M. Polito                        President and Director                                       11/07/97
Joseph M. Polito                            (Chief Executive                                             Date
                                            Officer)


/s/ Ronald J. Polito                        Secretary and Director                                       11/07/97
Ronald J. Polito                                                                                         Date



/s/ Steven J. Polito                        Treasurer                                                    11/07/97
Steven J. Polito                                                                                         Date



/s/ Phillip Neilson                         Director                                                     11/07/97
Phillip Neilson                                                                                          Date


/s/ Marvin Weinstein                        Director                                                     11/07/97
Marvin Weinstein                                                                                         Date


                            U.S. BRIDGE OF N.Y., INC.
                          INDEX TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                                                                              Page
                                                                                                              Number

Independent auditors' report ..............................................................................   F-1

Balance sheet as of June 30, 1997 .........................................................................   F-2

Statements of operations for the years ended
 June 30, 1997 and 1996 ...................................................................................   F-3

Statement of stockholders' equity for the years ended
 June 30, 1997 and 1996 ...................................................................................   F-4

Statements of cash flows for the years ended
 June 30, 1997 and 1996 ...................................................................................   F-5

Notes to financial statements .............................................................................   F-6 - F-14


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of U.S. Bridge of N.Y., Inc.

We have audited the accompanying balance sheet of U.S. Bridge of N.Y., Inc. ("the Company") as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to

                           U.S. BRIDGE OF N.Y., INC.
                                  BALANCE SHEET
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

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                        1997          1996
                                                        ------------  ----------
Contract revenue ..................................     15,455,699    $  7,091,396

Cost of contract revenue ..........................     11,167,130       5,197,215


Gross profit ......................................      4,288,569       1,894,181

Expenses:
   General and administrative .....................      2,342,309       2,121,007
   Bad debt expense ...............................      1,287,000       1,019,127

       Total expenses .............................      3,629,309       3,140,134

Income (loss) from operations before other income
 (expense) and provision (benefit) for income taxes        659,260      (1,245,953)

Other income (expenses):
   Interest expense ...............................        (43,341)        (19,285)
   Unusual item (Note 6) ..........................           --          (441,863)
   Gain on forgiveness of accounts payable ........        243,750            --
   Interest income ................................         10,425          27,478

       Total other (expenses) .....................        210,834        (433,670)

Income (loss) before provision (benefit)
 for income taxes .................................        870,094      (1,679,623)

Provision (benefit) for income taxes ..............        267,629        (855,250)

Net income (loss) .................................   $    602,465    $   (824,373)
                                                       ============    ============

 Income (loss) per common equivalent share:
   Income (loss) before provision (benefit)
    for income taxes ..............................   $        .44    $      (.93)
                                                      ============    ============

   Provision (benefit) for income taxes ...........   $        .14    $      (.47)
                                                      ============    ============

   Net income (loss) ..............................   $        .30    $      (.46)
                                                      ============    ============

Weighted average number of shares outstanding .....      1,961,265       1,807,354
                                                      ============    ============

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

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996





NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)


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

                  At June 30, 1997, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

Costs incurred on uncompleted contracts   $ 14,025,808
Profits earned to date ................      4,190,473
                                          ------------
                                            18,216,281
Less: billings to date ................    (16,117,013)
                                          $  2,099,268

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 4       -    CONTRACTS IN PROGRESS (Cont'd)


                  Included in the accompanying balance sheet under the following captions at June 30, 1997:

Costs and estimated earnings in excess of
billings on uncompleted contracts ..................        $ 2,225,723
Billings in excess of costs and estimated
earnings on uncompleted contracts ..................        (126,455)
                                                            $ 2,099,268
NOTE 5       -      BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1997. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at July 1, 1996                             $ 17,943,400
Change orders to contracts in progress at July 1, 1996         2,486,885
New contracts during the year ended June 30, 1997              1,113,462
                                                            ------------------
                                                              21,543,747
Less: contract revenue earned during
 the year ended June 30, 1997                                (15,455,699)
                                                            --------------------
Backlog balance at June 30, 1997                             $ 6,088,048
                                                            ============

NOTE 6       -    PROMISSORY NOTES

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

                  Accrued expenses consisted of the following at June 30, 1997:

Wages and related union benefits ................... $307,934
Professional fees .................................. 20,000
Accrued insurance expense .......................... 421,885
Accrued interest and penalties ..................... 165,197

                                                    $ 915,016

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

The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows:

Federal statutory income tax rate 34% Increases (reductions)
resulting from:
State and local income taxes net of federal benefit         13%
Deferred income tax benefit and other miscellaneous
permanent differences                                       (16%)

Effective income tax rate                                   31%

The tax effects of significant items comprising the Company's net deferred tax assets as of June 30, 1997 is as follows:

Allowance for doubtful accounts                             $ 1,073,500
Section 144 restricted stock                                (114,500)
Less: Valuation allowance                                   (719,250
                                                            -------------

Current portion of deferred tax asset                       $ 239,750
                                                            =============

The Company has recorded a deferred tax asset with an estimated valuation allowance of 75% as of June 30, 1997 based on the estimated deductibility of the above items in the future.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 9            -   STOCKHOLDERS EQUITY

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

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 9            -   STOCKHOLDERS EQUITY (Cont'd)

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

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 10           -   COMMITMENT AND CONTINGENCIES (Cont'd)

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

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 10           -     COMMITMENT AND CONTINGENCIES (Cont'd)

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

                  a)    Purchase of material and labor

                  For the years ended June 30, 1997 and 1996 the Company purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995 Waldorf ceased operations. Said vendor is under the common control of the Company's majority stockholder and President. Lastly, for the years ended June 30, 1997 and 1996, the Company paid $371,321 and $622,050, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of Bridge Corp. During September 1996, US Bridge MD ceased operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997 the Company owed US Bridge MD $62,606, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

             b)   Rent expense

                  Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a company wholly-owned by the Company's President. Such rent amounted to $240,000 for the years ended June 30, 1997 and 1996.

                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 11           -     RELATED PARTY TRANSACTIONS (Cont'd)

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