Form 10QSB
period 1997-09-30
US BRIDGE OF NEW YORK INC
filed 1997-11-19
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997
                -------------------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number: 0-26262

                            U.S. BRIDGE OF N.Y., INC.
             (Exact name of registrant as specified in its charter)

New York                                          11-3032277
(State or other jurisdiction of
incorporation                           (I.R.S. Employer Identification No.)
or organization)

                    53-09 97th Place, Corona, New York 11368
              (Address of principal executive offices) (Zip Code)

                                 (718) 699-0100
              (Registrant's telephone number, including area code)

     N/A (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common stock, par value $.001 per share: 2,302,515 shares outstanding as of November 10, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            U.S. BRIDGE OF N.Y., INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS
               Balance Sheets September 30, 1997 (Unaudited)
                and June 30, 1997                                                                                 3

               Statements of Operations (Unaudited)
                for the Three Months ended September 30, 1997 and 1996                                            4

               Statement of Stockholders' Equity (Unaudited)
                for the Three Months ended September 30, 1997                                                     5

               Statements of Cash Flows (Unaudited)
                for the Three Months ended September 30, 1997 and 1996                                            6

               Notes to Financial Statements                                                                    7-10

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                              11-13

Part II.                   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                                                       13

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               15

Item 3. DEFAULTS UPON SENIOR SECURITIES                                                                         15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     15

Item 5. OTHER INFORMATION                                                                                       15

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                        15



                            U.S. BRIDGE OF N.Y., INC.
                                 BALANCE SHEETS

                                                      ASSETS

                                                                             (Unaudited)
                                                                              September             June
                                                                              30, 1997           30, 1997
                                                                              -----------------   ------------
Current assets:
     Cash .................................................................   $   459,426   $   554,025
     Cash, restricted .....................................................       216,949       214,001
     Contracts and retainage receivable, net ..............................    10,904,882     8,943,147
     Costs and estimated earnings in excess of billings
      on uncompleted contracts ............................................     2,426,790     2,225,723
     Deferred tax asset ...................................................       236,475       239,750
     Other current assets .................................................       239,144        80,727
                                                                              -----------   -----------

         Total current assets .............................................    14,483,666    12,257,373

Other assets ..............................................................        23,743        21,445
                                                                              -----------   -----------

Total assets ..............................................................   $14,507,409   $12,278,818
                                                                              ===========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, including cash overdraft
      of $115,806 and $119,658, respectively ..............................   $ 3,725,982     3,392,317
     Accrued expenses .....................................................     1,441,994       915,016
     Payroll taxes payable (Note 5) .......................................     2,042,336     1,349,225
     Due to related parties ...............................................       223,016       321,894
     Income taxes payable .................................................       731,054       507,379
     Billings in excess of costs and estimated earnings
      on uncompleted contracts ............................................       113,984       126,455
                                                                              -----------   -----------

         Total current liabilities ........................................     8,278,366     6,612,286
                                                                              -----------   -----------

Commitments and contingencies (Note 3) ....................................          --            --

Stockholders' equity:
     Preferred stock $.01 par value, authorized 500,000 shares,
      issued and outstanding -0- ..........................................          --            --
     Common stock $.001 par value, authorized 10,000,000 shares,
      issued and outstanding 2,302,515 ....................................       504,047       504,047
     Additional paid in capital ...........................................     4,459,906     4,459,906
     Retained earnings ....................................................     1,265,090       702,579
                                                                              -----------   -----------

         Total stockholders' equity .......................................     6,229,043     5,666,532
                                                                              -----------   -----------

Total liabilities and stockholders' equity ................................   $14,507,409   $12,278,818
                                                                              ===========   ===========



                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                1997         1996

Contract revenue ............................   $8,918,385   $3,147,941

Cost of contract revenue ....................    7,541,175    2,254,387

Gross profit ................................    1,377,210      893,554

Expenses:
   General and administrative ...............      590,697      487,432

Income from operations before other income
 and provision for income taxes .............      786,513      406,122

Other income:
   Interest income ..........................        2,948         --

       Total other income ...................        2,948         --

Income before provision
 for income taxes ...........................      789,461      406,122

Provision for income taxes (See Note 2) .....      226,950         --

Net income ..................................   $  562,511   $  406,122

 Income per common equivalent share:
   Income before provision
    for income taxes ........................   $      .34   $      .21

   Provision for income taxes ...............   $      .10   $ --

   Net income ...............................   $      .24   $      .21

Weighted average number of shares outstanding    2,302,515    1,907,515



                            U.S. BRIDGE OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)




                                                     Common
                                                      Sock
                                                                             Additional                          Total
                                                                              paid in           Retained         stockholders
                                               Shares          Amount         capital           earnings           equity

Balances at July 1, 1997                      2,302,515    $  504,047       $  4,459,906       $   702,579       $ 5,666,532

Net income for the three months
 ended September 30, 1997                        -                -                  -             562,511           562,511

Balance at September 30, 1997                 2,302,515    $  504,047       $  4,459,906        $ 1,265,090      $ 6,229,043



                 See accompanying notes to financial statements

                            U.S. BRIDGE OF N.Y., INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                        1997               1996
                                                        --------------    ----------
Cash flows from operating activities:
   Net income .......................................   $   562,511    $   406,122
   Adjustments to reconcile net income to net
    provided by (cash used) for operating activities:
       Deferred income tax expense ..................         3,275           --
       Decrease (increase) in:
          Contracts and retainage receivable ........    (1,961,735)      (718,577)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts .......      (201,067)      (417,533)
          Other current assets ......................       (10,715)       (55,793)
       Increase (decrease) in:
          Accounts payable ..........................       333,665        425,649
          Accrued expenses ..........................       526,978        (20,000)
          Payroll taxes payable .....................       693,111         65,544
          Income taxes payable ......................       223,675           --
          Billings in excess of costs and estimated
           earnings on uncompleted contracts ........       (12,471)          --
                                                        -----------    -----------

Net cash provided by (used for) operating activities        157,227       (314,588)
                                                        -----------    -----------

Cash flows from financing activities:
   Repayments to officers ...........................      (142,585)          --
   Repayment to affiliates ..........................       (75,386)          --
   (Repayments to) proceeds from related parties ....       (30,907)       340,579
                                                        -----------    -----------

Net cash (used for) provided by financing activities       (248,878)       340,579
                                                        -----------    -----------

Net (decrease) increase in cash .....................       (91,651)        25,991
Cash, beginning .....................................       768,026        223,789
                                                        -----------    -----------

Cash, ending ........................................   $   676,375    $   249,780
                                                        ===========    ===========

Supplemental disclosure of cash flow information:
         Interest paid ..............................   $      --      $      --
                                                        ===========    ===========
         Taxes paid .................................   $      --      $      --
                                                        ===========    ===========




                            U.S. BRIDGE OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION
============

     U.S. Bridge of N.Y., Inc. ("the Company") is a New York corporation which provides steel erection for building, roadway, and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. The Company was incorporated on September 4, 1990 and is a 53.23% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder (61%) of Bridge Corp. and may be considered the beneficial owner of the Company.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at June 30, 1997, included in the Company's Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.

NOTE 2       -    PROVISION FOR INCOME TAXES

     For the three months ended September 30, 1997, the Company recorded an estimated income tax expense of $226,950. For the three months ended September 30, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized.

NOTE 3       -    COMMITMENT AND CONTINGENCIES

     a) Disclosure of significant estimates - revenue recognition

     The Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

     b) Lease agreement

     The Company leases its administrative offices and storage space pursuant to a signed lease agreement with RSJJ. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                                 Year Ending
                                 June 30,
                                 1998                           $       120,000
                                                               ===============

NOTE 3       -    COMMITMENT AND CONTINGENCIES (Cont'd)

     Included in general and administrative expenses is rent expense which amounted to $60,000 for the three months ended September 30, 1997 and 1996. In addition, pursuant to an oral agreement, the Company leases a yard for storage material with an unrelated party. This agreement requires monthly payments of approximately $3,500. Accordingly, total rent expense for the three months ended September 30, 1997 and 1996 amounted to $10,500. As of September 30, 1997, $77,000 of rent remains unpaid and is included in accounts payable. During June 1997, the Company issued 270,000 shares of its common stock to Bridge Corp., which in turn, issued 150,000 shares of its common stock to RSJJ to settle $480,000 of accrued rent owed.

             c)   Significant customers and vendors

     For the three months ended September 30, 1997 and 1996, the Company had two and three unrelated customers respectively, which accounted for approximately 99% and 99%, respectively, of total revenues. As of September 30, 1997 and 1996 approximately 79% and 53% of contracts and retainage receivables are due from three and three customers, respectively.

             d)   Seasonality

     The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects, and revenue recognition policies.

                  e)    Bonding requirements

     The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonding for its private projects. The Company is continuously pursuing the attainment of bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

            f)    Mechanic's liens

     As of September 30, 1997, three actions to foreclose upon mechanic's liens filed during the fiscal year were commenced. Such actions seek relief in the amount of $3,278,775.

            g)    Legal Proceedings

     i) In January 1997, an action was commenced by the Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge." In August 1997, the Company agreed to effect a name change to "USA Bridge Construction of N.Y." before the end of 1997.

NOTE 3       -    COMMITMENT AND CONTINGENCIES (Cont'd)

     ii) The Company is a party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

            h)    Payroll taxes

     As of September 30, 1997, the Company owes approximately $2,042,336 of payroll taxes and related penalties and interest. Although as of September 30, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements. (See Note 4 for additional information).

NOTE 4            -     RELATED PARTY TRANSACTIONS

                  a)    Purchase of material and labor

     For the three months ended September 30, 1997 and 1996, the Company paid $35,000 and $166,000, respectively, to U.S. Bridge Corp. (Maryland) ("US Bridge MD") for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of Bridge Corp. In November 1996, US Bridge MD ceased substantially all of its operations, and the Company began purchasing material and labor from unrelated third party steel fabricators. At September 30, 1997, the Company owed US Bridge MD $57,220 principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

             b)   Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a company wholly-owned by the Company's President. Such rent amounted to $60,000 for the three months ended September 30, 1997 and 1996.

             c)   Employment agreement

     On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with 10% annual escalations. In addition, the President and Director has been granted options to purchase 25,000 shares of the Company's common stock, all of which options shall vest through April 1998. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options.





NOTE 4            -     RELATED PARTY TRANSACTIONS (Cont'd)

            d)    Due from related parties

     During the three months ended September 30, 1997 and 1996, the Company paid certain expenses on behalf of Bridge Corp. These advances are non-interest bearing and are due on demand. As of September 30, 1997, such advances to Bridge Corp. amounted to $88,566 and are included in other current assets.

            e)    Due to related parties

     (i) Since June 1995, the President of the Company has advanced the Company certain funds. The advances are non-interest bearing and are due on demand. At September 30, 1997, amounts due to the President amounted to $82,783.

     (ii) As of September 30, 1997, the Company owes approximately $140,233 for advances made by affiliates and related parties on its behalf. Such advances are non-interest bearing and are due on demand.

NOTE 5       -    SUBSEQUENT EVENT

     In November 1997, the Company paid approximately $755,000 of payroll taxes towards its September 30, 1997 liability.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 61% of the outstanding shares of U.S. Bridge Corp. ("Bridge Corp."), the parent company who owns 53.23% of the common stock of U.S. Bridge of N.Y., Inc. ("the Company") and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Mr. Polito also has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August 1, 1995), Crown Crane, Inc., and Atlas Gem Leasing, Inc., all of which provided services to the Company for the three months ended September 30, 1997 and 1996. Lastly, the Company purchased from U.S. Bridge of Maryland, Inc. ("US Bridge MD"), a wholly-owned subsidiary of Bridge Corp., certain materials and labor to perform steel erection service. For the three months ended September 30, 1997 and 1996, purchases by the Company from US Bridge MD amounted to $35,000 and $166,000, respectively. US Bridge MD ceased substantially all of its operations in November 1996 and, accordingly, the Company purchased its steel from unrelated parties.

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

     In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and require the Company to maintain certain amounts of capital and liquid assets. Each company bases the amount of bonding it will issue on a formula (devised individually) which takes into account, inter alia, a company's capital and liquid assets. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements, which agreements vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and are paid by the customer. Any monies taken from the working capital for this purpose will be replaced as monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees generally are payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project.

     Three months ended September 30, 1997 as compared to the three months ended September 30, 1996

     Contract revenues for the three months ended September 30, 1997 and 1996 amounted to $8,919,385 and $3,147,941, respectively. This net increase amounting to $5,770,444 (or approximately 183%) is a direct result of the Company's backlog as of June 30, 1997 which amounted to approximately $6,088,000. This backlog amount represents the contracts the Company entered into during the latter part of its June 30, 1997 fiscal year. During the three months ended September 30, 1997, the Company obtained no new contracts but obtained additional change orders to previous contracts amounting to approximately
$5,827,000. As of September 30, 1997, the Company's backlog amounted to approximately $3,133,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet begun.

     The Company's gross profit for the three months ended September 30, 1997 and 1996 decreased from 28% to 15%, primarily due to estimated cost adjustments decreasing previously recognized gross profit.

     For the three months ended September 30, 1997 and 1996, the Company paid $35,000 and $166,000, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. During November 1996, US Bridge MD ceased substantially all of its operations, and the Company began purchasing material and labor from unrelated third party steel fabricators. At September 30, 1997 the Company owed US Bridge MD $57,220, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

     General and administrative expenses have increased by $103,265 (or 21%) to $590,697 for the three months ended September 30, 1997, from $487,432 for the three months ended September 30, 1996. The increase in general administration costs is mainly attributable to an overall increase in the Company's administrative salaries associated with the increase in contract revenue and general corporate overhead.

     As of September 30, 1997, the Company's allowance for doubtful accounts amounts to $2,287,000 against its contract receivable. In management's opinion, the allowance for doubtful accounts at September 30, 1997 will be sufficient to absorb any losses that may be sustained from settlements. For the three months ended September 30, 1997 and 1996, the Company had two and three unrelated customers respectively, which accounted for approximately 99% of total revenues. As of September 30, 1997 and 1996 approximately 79% and 53% of contracts and retainage receivables are due from three customers.

     For the three months ended September 30, 1997, the Company recorded an estimated income tax expense of $226,950. For the three months ended September 30, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utlized.

     Liquidity and Capital Resources

     At September 30, 1997, the Company's working capital amounted to $6,205,300. The working capital increase is principally attributable to the Company's contracts receivable. As of September 30, 1997, the Company's net contracts receivable amounted to $10,904,882, approximately $2,832,783 (or 26%) of which has been collected through November 5, 1997.

     Net cash provided by operating activities amounted to $157,227 for the three months ended September 30, 1997. Such cash provision is directly attributed to the Company's income amounting to $428,786 and increases in accounts receivable net of increase of its accounts payable, payroll taxes payable, and accrued expenses. For the three months ended September 30, 1996, the net cash used for operating activities amounted to $314,588 which were principally attributable to increases in account receivable, costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable.

     With regards to financing activities, the Company used $248,878 of cash for the three months ended September 30, 1997. Such cash was used primarily for repayment of advances from affiliates and officers.

     As of September 30, 1997, the Company owes approximately $2,042,336 of payroll taxes and related penalties and interest. Although as of September 30, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements. Subsequent to September 30, 1997, the Company paid approximately $755,000 towards its payroll tax liabilities as of September 30, 1997.


                                     PART II

Item 1.                    Legal Proceedings

     Three actions to foreclose upon mechanic's liens were commenced by the Company in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. The Company's claim for relief in this action is $2,199,560. The claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work with regard to the rehabilitation of the Viaduct at the Stillwell Avenue Station of the Coney Island Line in Brooklyn, New York. This action is still in the discovery phase.

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

     The Company is prosecuting this action to the fullest extent possible. On October 28, 1997, the Company and defendants were scheduled to appear before the court for a conference in this matter. This matter was adjourned, however, to December 1997, pending settlement discussions.

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

     In December 1995, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company, Metro Steel Structures, Ltd. (now known as U.S. Bridge of N.Y., Inc.), One Carnegie, and others alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against the Company, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. The Company, Messrs. Polito, and all other defendants are defending against this action. The action is in the discovery phase, and settlement negotiations are currently underway.

     On October 14, 1997, the Company filed a mechanic's lien in the amount of $13,640,767 against EklecCo. On October 16, 1997, EklecCo (f/k/a Pyramid Company of Rockland) commenced suit against the Company in New York State Supreme Court, Rockland County in connection with the West Nyack, Palisades Power Mall project. EklecCo seeks to vacate the mechanic's lien and seeks specific enforcement of the contract and declaratory relief, damages for slander of title, and approximately $500,000,000 in damages from the Company for breach of contract and intentional interference with contractual relations. The Company intends to defend against this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 1997.


                                                       U.S. BRIDGE OF N.Y., INC.


By:                                                 /s/ Joseph M. Polito
                                                     Joseph M. Polito, President