Form 10QSB/A
period 1997-09-30
US BRIDGE OF NEW YORK INC
filed 1997-11-21
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 1997.


                                                       U.S. BRIDGE OF N.Y., INC.


                                                        By: /s/ Joseph M. Polito
                                                     Joseph M. Polito, President