Form 10QSB
period 1997-12-31
US BRIDGE OF NEW YORK INC
filed 1998-02-23
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1997
                 -----------------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number: 0-26262

                      USA Bridge Construction of N.Y., Inc.
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

                            U.S. Bridge of N.Y., Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Common stock, par value $.001 per share: 2,659,182 shares outstanding as of February 19, 1998.

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      ( FORMERLY U.S. BRIDGE OF N.Y., INC.)
                                      INDEX


PART 1 - Financial Information:

         ITEM 1 - Financial Statements
               Balance Sheets December 31, 1997 (Unaudited)
                and June 30, 1997                                                                                 1

               Statements of Operations (Unaudited)
                for the Three Months ended December 31, 1997 and 1996                                             2

               Statements of Operations (Unaudited)
                 for the Six Months ended December 31, 1997 and 1996                                              3

               Statement of Stockholders' Equity (Unaudited)
                for the Six Months ended December 31, 1997                                                        4

               Statements of Cash Flows (Unaudited)
                for the Six Months ended December 31, 1997 and 1996                                               5

               Notes to Financial Statements                                                                   6 - 10

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                             11 - 15

         PART II

         ITEM 1.      Legal Proceedings                                                                            16

         ITEM 4.   Submission Of Matters To A Vote Of Security Holders                                             17

         Signatures                                                                                                18


                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      ( FORMERLY U.S. BRIDGE OF N.Y., INC.)
                                 BALANCE SHEETS

                               ASSETS

                                                                   (Unaudited)
                                                                    December             June
                                                                    31, 1997           30, 1997
Current assets:
     Cash ......................................................$      211,724   $   554,025
     Cash, restricted ..........................................       219,199       214,001
     Contracts and retainage receivable, net ...................    10,126,003     8,943,147
     Costs and estimated earnings in excess of billings
      on uncompleted contracts .................................     1,437,547     2,225,723
     Deferred tax asset ........................................       224,775       239,750
     Due from parent company ...................................     1,022,016          --
     Other current assets ......................................       160,923        80,727
                                                                   -----------   -----------
         Total current assets ..................................    13,402,187    12,257,373
Other assets ...................................................        22,176        21,445
                                                                   -----------   -----------
Total assets ...................................................   $13,424,363   $12,278,818
                                                                   ===========   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, including cash overdraft
      of $21,256 and $119,658, respectively ....................   $ 1,162,668     3,392,317
     Accrued expenses ..........................................     1,289,885       915,016
     Current portion of long-term payables .....................       325,000          --
     Payroll taxes payable .....................................     1,667,512     1,349,225
     Due to related parties ....................................        75,734       321,894
     Income taxes payable ......................................       804,964       507,379
     Billings in excess of costs and estimated earnings
      on uncompleted contracts .................................       380,408       126,455
                                                                   -----------   -----------
         Total current liabilities .............................     5,706,171     6,612,286
                                                                   -----------   -----------
Long-term payables .............................................     1,425,000          --
                                                                   -----------   -----------
Commitments and contingencies (Note 3) .........................          --            --

Stockholders' equity:
     Preferred stock $.01 par value, authorized 500,000 shares,
      issued and outstanding -0- ...............................          --            --
     Common stock $.001 par value, authorized 10,000,000 shares,
      issued and outstanding 2,302,515 .........................       504,047       504,047
     Additional paid in capital ................................     4,459,906     4,459,906
     Retained earnings .........................................     1,329,239       702,579
                                                                    ----------   -----------
         Total stockholders' equity ............................     6,293,192     5,666,532
                                                                   -----------   -----------

Total liabilities and stockholders' equity .....................   $13,424,363   $12,278,818
                                                                    ==========   ===========

           See accompanying notes to financial statements (unaudited)

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      (FORMERLY U.S. BRIDGE OF N.Y., INC.)
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                   1997          1996
                                                -----------      ----------

Contract revenue ............................   $ 3,350,901   $ 2,627,918

Cost of contract revenue ....................     2,536,107     1,888,570
                                                  ---------    ---

Gross profit ................................       814,794       739,348

General and administrative ..................       667,286       583,807
                                                  ---------    ---

Income from operations before other income
 and provision for income taxes .............       147,508       155,541

Other income (expenses):
   Interest expense .........................          --          (1,011)
   Interest income ..........................         2,251          --
                                                  ----------    ---
       Total other income ...................         2,251        (1,011)
                                                  ----------    ---

Income before provision for income taxes ....       149,759       154,530

Provision for income taxes (See Note 2) .....        85,610          --
                                                  ----------    ---

Net income ..................................   $    64,149   $   154,530
                                                  ==========    ===

Basic:
   Net income ...............................   $      .03    $       .08
                                                  ==========    ===

Weighted average number of shares outstanding     2,302,515     1,907,515
                                                 ===========    ===


          See accompanying notes to financial statements (unaudited).

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      (FORMERLY U.S. BRIDGE OF N.Y., INC.)
                            STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                  1997           1996
                                                -----------   ----------

Contract revenue ............................   $12,269,286   $ 5,774,860

Cost of contract revenue ....................    10,077,282     4,142,957
                                                -----------    ---

Gross profit ................................     2,192,004     1,631,903

General and administrative ..................     1,257,983     1,071,239
                                                -----------    ---

Income from operations before other income
 and provision for income taxes .............       934,021       560,664

Other income (expenses):
   Interest expense .........................          --          (1,011)
   Interest income ..........................         5,199           999
                                                -----------    ---
       Total other income (expense) .........         5,199           (12)
                                                -----------    ---

Income before provision for income taxes ....       939,220       560,652

Provision for income taxes (See Note 2) .....       312,560          --
                                                -----------    ---

Net income ..................................   $   626,660   $   560,652
                                                ===========    ===

Basic:
   Net income ...............................   $       .27   $      .29
                                                ===========    ===

Weighted average number of shares outstanding     2,302,515     1,907,515
                                                ===========    ===


          See accompanying notes to financial statements (unaudited).

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      (FORMERLY U.S. BRIDGE OF N.Y., INC.)
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)




                                  Common
                                   stock


                                                            Additional
                                                            paid in   Retained
                                 Shares      Amount         capital   stockholders   Total
                                                                      earnings       equity

Balances at July 1, 1997 ....    2,302,515   $  504,047   $4,459,906   $  702,579   $5,666,532

Net income for the six months
 ended December 31, 1997 ....         --           --           --        626,660      626,660
                                ----------   ----------   ----------   ----------   ----------

Balance at December 31, 1997     2,302,515   $  504,047   $4,459,906   $1,329,239   $6,293,192
                                ==========   ==========   ==========   ==========   ==========


          See accompanying notes to financial statements (unaudited).

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      (FORMERLY U.S. BRIDGE OF N.Y., INC.)
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                                       1997               1996
                                                                                  --------------    ----------
Cash flows from operating activities:
 Net income ..................................................................   $   626,660    $   560,652
 Adjustments to reconcile net income to net
  provided by (cash used) for operating activities:
Amortization .........................                                                 3,048           2,327
Deferred income tax expense                                                           14,975             --
Decrease (increase) in:
Contracts and retainage receivable                                               (1,182,856)        (3,324,289)
Costs and estimated earnings in
excess of billings on uncompleted contracts                                          788,176         1,361,524
Other current assets                                                                (80,196)        (11,738)
Increase (decrease) in:
Accounts payable                                                                   (479,649)        1,134,370
Accrued expenses                                                                    374,869            14,597
Payroll taxes payable                                                               318,287           152,870
Income taxes payable                                                                297,585              --
Billings in excess of costs and
estimated earnings on uncompleted contracts                                         253,953            (8,857)
                                                                                  -----------        -----------
Net cash provided by (used for) operating activities .............................  934,852          (118,544)
                                                                                  -----------        -----------

Cash flows from investing activities:
Advances to parent company ...................................................... (1,022,016)            --
Purchase of fixed assets ........................................................... (3,779)        (5,677)
                                                                                  -----------       -----------
Net cash used for investing activity                                              (1,025,795)       (5,677)
                                                                                  -----------       -----------

Cash flows from financing activities:
 (Repayments to) proceeds from related parties .....................................(246,160)       266,963
                                                                                  -----------    -----------
 Net cash (used for) provided by financing activities ..............................(246,160)       266,963
                                                                                  -----------    -----------

Net (decrease) increase in cash ....................................................(337,103)       142,742
Cash, beginning .................................................................... 768,026        223,789
                                                                                  -----------    -----------

Cash, ending .....................................................................$   430,923    $   366,531
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
 Interest paid ...................................................................$      --      $     1,011
                                                                                 ===========    ===========


           See accompanying notes to financial statements (unaudited).

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      (FORMERLY U.S. BRIDGE OF N.Y., INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

NOTE 1       -    ORGANIZATION

                  USA Bridge Construction of N.Y., Inc., (formerly U.S. Bridge of N.Y., Inc.) ("the Company") is a New York corporation which provides steel erection for building, roadway and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. The Company was incorporated on September 4, 1990 and is a 53.23% owned subsidiary of USAG Corp. (AUSABG@) formerly known as U.S. Bridge Corp. The Company's President is also the majority stockholder of USABG.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company=s audited financial statements and footnotes thereto at June 30, 1997, included in the Company=s Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.

NOTE 2       -    PROVISION FOR INCOME TAXES

                  For the three and six months ended December 31, 1997, the Company recorded an estimated income tax expense of $85,610 and $312,560, respectively. For the three and six months ended December 31, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized through December 31, 1996.

NOTE 3       -    COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                  The Company=s construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company=s management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

b)    Lease agreement

                  The Company leases its administrative offices and storage space pursuant to a signed lease agreement with RSJJ Realty Corp., (ARSJJ@), an entity wholly-owned by the Company=s President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. (See Note 5a(i) for additional information). Under such lease agreement, before any term modifications, the Company is required to make future minimum lease payments as follows:

                                 Year Ending
                                  June 30,
                                    1998                     $        60,000
                                                             ===============

                  Included in general and administrative expenses is rent expense which amounted to $60,000 for the three months ended December 31, 1997 and 1996 and $120,000 for the six months then ended. In addition, pursuant to an oral agreement, the Company leases a yard for storage material with an unrelated party which requires monthly payments of approximately $3,500. Accordingly, total rent expense for the three months ended December 31, 1997 and 1996 amounted to $70,500 and $141,000 for the six months then ended. As of December 31, 1997, $87,500 of rent remains unpaid and is included in accounts payable. During June 1997, the Company issued 270,000 shares of its common stock USABG, which in turn, it issued 150,000 shares of its common stock to RSJJ to settle $480,000 of accrued rent owed.

            c)    Significant customers and vendors

                  For the six months ended December 31, 1997 and 1996, the Company had one and three unrelated customers respectively, which accounted for approximately 45% and 85%, respectively, of total revenues. As of December 31, 1997 approximately 75% of contracts and retainage receivables are due from two customers.

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

            f)    Mechanics liens

                  As of December 31, 1997, the Company filed various mechanics liens on certain projects totaling $16,919,542.

            g)    Claims

                  The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved.

            h)    Legal Proceedings

                  The Company is a party to various claims and legal proceedings incidental to its business. In management=s opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

            i)    Payroll taxes

                  As of December 31, 1997, the Company owes approximately $1,667,512 of payroll taxes. Although as of December 31, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral agreements.

            j)    Accounts payable

                  In November 1997, the Company entered into an agreement with the Iron Workers Local 40,361 and 417 Joint Security Funds the "Union@ in order to liquidate $1,750,000 owed relating to unpaid union dues. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a certain project as well as $1,750,000 of the Company=s related mechanics lien. Upon any funds being released or paid under such mechanics lien, the Union will be repaid any balance owed in full before the Company may receive any funds. The Company will receive credit for any payments received by The Union related to the assigned portion of the mechanics lien.

NOTE 4       -    RELATED PARTY TRANSACTIONS

            a)    Purchase of material and labor

                  For the six months ended December 31, 1997 and 1996, the Company paid $35,000 and $337,821, respectively, to US Bridge MD for material and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of USABG. During September 1996, US Bridge MD ceased substantially all of its operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At December 31, 1997 the Company owed US Bridge MD $47,220 principally for advances in connection with above services. Such amounts are non-interest bearing and due on demand.

            b)    Rent expense

                  Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a company wholly-owned by the Company's President. Such rent amounted to $60,000 for the three months ended December 31, 1997 and 1996 and $120,000 for the six months ended December 31, 1997 and 1996.

            c)    Employment agreement

                  On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with 10% annual escalations. In addition, the President and Director has been granted options to purchase 25,000 shares of the Company's common stock, all of which options shall vest through April 1998. The exercise price of the options shall be equal to $5.50 per share. The foregoing options are intended to qualify as incentive stock options.

            d)    Due from parent company

                  During the three months ended December 31, 1997, the Company advanced funds to its parent, USABG These advances are non-interest bearing and are due on demand. As of December 31, 1997 such advances amounted to $1,022,016.

            e)    Due to related parties

                  As of December 31, 1997, the Company has been advanced a total of $75,734 from various affiliates and related parties. Such advances are non-interest bearing and are due on demand.

NOTE 5       -    SUBSEQUENT EVENTS

            a)    Issuance of common stock

                  i) On February 5, 1998, the Company agreed to issue 106,667 shares of its common stock to USABG as consideration to USABG for issuing shares of its own stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 to December 31, 1998.

                  ii) During December 1998, the Company's board of directors authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 100,000 will be issued to the Company=s President, 50,000 to the Company=s Secretary, and 50,000 to the Company=s Treasurer. The remaining 50,000 shares will be issued to employees and consultants to the Company. The Company also authorized the filing of an amended Form S-8 Registration Statement to include the issuance of these shares under the plan.


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

                  The Company has elected not to recognize any portion of the revenue associated with such claims until the amounts have been received or awarded. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer - caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved.

                    The Company's operations are substantially controlled by Mr.
               Polito since he owns approximately 61% of the outstanding shares of U.S. USABG, (AUSABG@) the parent company who owns 53.23% of the common stock of U.S. Bridge of N.Y., Inc. (the ACompany") and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Mr. Polito also has ownership interest in Crown Crane, Inc. and Atlas Gem Leasing, Inc. which provided services to the Company for the three months ended December 31, 1997 and 1996. Lastly, the Company purchased from U.S. Bridge of Corp. (Maryland) (AUS Bridge MD@) a wholly-owned subsidiary of Bridge Corp, certain materials and labor to perform steel erection service. US Bridge MD ceased substantially all of its operations during September 1996 and, accordingly, the Company purchased its steel from unrelated parties.


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

                  Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal three months. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

                  In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements, bonding companies require the Company receiving bonding to have certain amounts of capital and liquid assets, which will base the amount of bonding it will issue based on a formula, devised by each individual bonding Company, which primarily takes into account the Company's capital and liquid assets. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding Company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving from the project.

                  Three months ended December 31, 1997 as compared to the three months ended December 31, 1996

                  Contract revenues for the three months ended December 31, 1997 and 1996 amounted to $3,350,901 and $2,627,918, respectively. The increase amounted to $722,983 or approximately 27%. During the three months ended December 31, 1997 the Company has obtained no new contracts but has obtained additional change orders to previous contracts. As of December 31, 1997, the Company=s backlog amounted to approximately $3,227,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

                  The Company's gross profit for the three months ended December 31, 1997 and 1996 amounted to 24% and 28%, respectively. The decrease represents estimated cost adjustments on certain contracts and shutdown costs on jobs which have been halted or completed.

                  For the three months ended December 31, 1997 and 1996, the Company paid $0 and $172,141, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. During September 1996, US Bridge MD ceased substantially all of its operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At December 31, 1997 the Company owed US Bridge MD $47,220, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

                  General and administrative expenses have increased by $83,479 or 14% to $667,286 for the three months ended December 31,
                  1997 from $583,807 for the three months ended December 31, 1996. The increase in general administration costs are mainly attributable to an overall increase of the Company's administrative salaries associated with the material amount increase in contract revenue and miscellaneous general corporate overhead.

                  As of December 31, 1997, the Company=s allowance for doubtful accounts amounts to $2,159,000 against its contract receivable. In management=s opinion, the allowance for doubtful accounts at December 31, 1997, will be sufficient to absorb any losses that may be sustained from settlements. As of December 31, 1997 and 1996 approximately 75% and 61% of contracts and retainage receivables are due from two customers.

                  For the three months ended December 31, 1997, the Company recorded an estimated income tax expense of $85,610. For the three months ended December 31, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized.

                  Six months ended December 31, 1997 as compared to the six months ended December 31, 1996

                  Contract revenues for the six months ended December 31, 1997 and 1996 amounted to $12,269,286 and $5,774,860, respectively. This net increase amounting to $6,494,426 or approximately 112% is a direct result of the Company=s backlog as of June 30, 1997 which amounted to approximately $6,088,000. This backlog amount represents the contracts the Company had entered into during the latter part of its June 30, 1997 fiscal year. During the six months ended December 31, 1997, the Company has obtained no new contracts but has obtained additional change orders to previous contracts amounting to approximately $10,744,852. As of December 31, 1997, the Company=s backlog amounted to approximately $3,227,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

                  The Company=s gross profit for the six months ended December 31, 1997 and 1996 amounted to 18% to 28%, respectively. The decrease in gross profit represents estimated cost adjustments on certain contracts and shutdown costs on jobs which have been halted or completed.

                  For the six months ended December 31, 1997 and 1996, the Company paid $35,000 and $337,821, respectively, to US Bridge MD for material and labor necessary to perform steel erection services. During September 1996, US Bridge MD ceased substantially all of its operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At December 31, 1997, the Company owed US Bridge MD $47,220, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

                  General and administrative expenses have increased by $186,744 or 17% to $1,257,983 for the six months ended December 31,
                  1997 from $1,071,239 for the six months ended December 31, 1996. The increase in general administration costs are mainly attributable to an overall increase of the Company's administrative salaries associated with the material increase in contract revenue and general corporate overhead.

                  As of December 31, 1997, the Company=s allowance for doubtful accounts amounts to $2,159,000 against its contract receivable. In management=s opinion, the allowance for doubtful accounts at December 31, 1997, will be sufficient to absorb any losses that may be sustained from settlements. For the six months ended December 31, 1997 and 1996, the Company had one and three unrelated customers respectively, which accounted for approximately 76% and 85% of total revenues.

                  For the six months ended December 31, 1997, the Company recorded an estimated income tax expense of $312,560. For the six months ended December 31, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized.

                  Liquidity and Capital Resources

                  At December 31, 1997, the Company's working capital amounted to $7,696,016. As of December 31, 1997, the Company's net contract receivable amounted to $10,126,003 of which approximately $199,000 or 2% has been collected through February 5, 1998.

                  Net cash provided by operating activities amounted to $934,852 for the six months ended December 31, 1997. The major components of such provision of cash was directly attributed to the Company's income amounting to $626,660 and increases in accounts receivable net of increases of its payroll taxes payable and accrued expenses. For the six months ended December 31, 1996, the net cash used for operating activities amounted to $118,544 which were principally attributable to increases in account receivable, decreases in costs and estimated earnings in excess of billings on uncompleted contracts and increases in accounts payable.

                  With regards to investing activities, the Company used $1,025,795 of cash for the six months ended December 31, 1997. Such cash was used primarily for advances to its parent, USABG.

                  As of December 31, 1997, the Company owes approximately $1,667,512 of payroll taxes. Although, as of December 31, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral agreements.

                  In November 1997, the Company entered into an agreement with the Iron Workers Local 40,361 and 417 Joint Security Funds AThe Union@ in order to liquidate $1,750,000 owed relating to unpaid union dues. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a certain project as well as $1,750,000 of the Company=s related mechanics lien. Upon any funds being released or paid under such mechanics lien, The Union will be repaid any balance owed in full before the Company may receive any funds. The Company will receive credit for any payments received by The Union related to the assigned portion of the mechanics lien.

                  On February 5, 1998, the Company agreed to issue 106,667 shares of its common stock to USABG as consideration to USABG for issuing shares of its own stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued will be recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

                  During February 1998, the Company authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 100,000 will be issued to the Company=s President, 50,000 to the Company=s Secretary, and 50,000 to the Company=s Treasurer. The remaining 50,000 shares will be issued to employees and consultants to the Company. The Company also authorized the filing of an amended Form S-8 Registration Statement to increase to 1,000,000 shares the shares which may be issued under the plan and the registration of the above shares.

                                     PART II

Item 1.  Legal Proceedings

         In April 1995, the Company commenced an Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund. This action is scheduled for trial on March 17, 1998. See the Company=s Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

         In December 1995, in the United States District Court, Southern District of New York, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company (f/k/a Metro Steel Structures, Ltd.), One Carnegie, and others. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

         On February 25, 1997, in New York State Supreme Court, Kings County, the Company and Metro Steel Structures, Ltd. commenced suit against Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On February 26, 1997, in New York State Supreme Court, Queens County, the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. commenced suit against Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On February 7, 1997, in New York State Supreme Court, Kings County, Perini Corporation commenced an action against the Company and Metro Steel Structures, Ltd. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On or about May 13, 1997, in the New York Supreme Court, Suffolk County, the Company commenced suit against Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         In August 1997, the Company entered into an agreement settling the January 1997 trademark infringement claim made by The Ohio Bridge Corporation. The settlement required the Company to effect a name change to USA Bridge Construction of N.Y., Inc. The name change was effected on January 12, 1998.

         On October 14, 1997, the Company filed a mechanic=s lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against the Company. On February 9, 1998, the plaintiff posted a bond in the amount of $14,254,730 to secure payment of the Company=s $13,640,747 mechanic=s lien, interest, and court costs; accordingly, the court granted the plaintiff=s motion to discharge said lien. The court further ordered that discovery be expedited in this matter. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         ITEM 2.  Changes In Securities And Use Of Proceeds:  None

         ITEM 3.  Defaults Upon Senior Securities:   None

         ITEM 4.  Submission Of Matters To A Vote Of Security Holders:

         The Company held a meeting of its stockholders on December 3, 1997, which was adjourned to February 3, 1998 with respect only to item 3 below. The members of the board were elected and Item 2 was passed, Item 3, which needed a 2/3 vote did not pass.

         Item 1. The results of the proposal to elect five (5) Directors to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified were as follows:

                                            Votes Cast                 Votes Cast
                                                For                      Against                 Abstentions
         Joseph M. Polito           1,605,238                       -                            16,400
         Ronald J. Polito           1,606,738                       -                            14,900
         Steven J. Polito           1,606,738                       -                            14,900
         Philip Neilson    *        1,606,738                       -                            14,900
         Marvin Weinstein           1,606,738                       -                            14,900
         ------------------

     * Mr. Neilson resigned effective February 10, 1998 and was replaced by Ronald Murphy.

     Item 2. The results of the proposal to amend the Company's Certificate of Incorporation to change the name of the Company from U.S. Bridge of N.Y., Inc. to U.S. Bridge of N.Y., Inc. were as follows:

                           Votes Cast                Votes Cast
                               For                     Against                  Abstentions
                           1,395,118                 2,400                      --

         Item 3. The results of the proposal to authorize a change of the Company=s domicile (state of incorporation) from New York to Delaware are as follows:

                  For                       Against           Abstain
                  1,496,019                 21,100                     27,700

ITEM 5.  Other Information:         None

ITEM 6.  Exhibits And Reports On Form 8-K:  None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February, 1998.


                                         U.S.A BRIDGE CONSTRUCTION OF N.Y., INC.



                                                        By: /s/ Joseph M. Polito
                                                     Joseph M. Polito, President


                                                            /s/ Steven J. Polito
                                                     Steven J. Polito, Treasurer