Form 10QSB
period 1998-03-31
USA BRIDGE CONSTRUCTION OF NY INC
filed 1998-05-22
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                         Commission File Number: 0-26262

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
             (Exact Name of Registrant as Specified in its Charter)

          New York                                    11-3032277
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation

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

         Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common stock, par value $.001 per share: 2,749,182 shares outstanding as of May 12, 1998.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.

                                      INDEX


PART 1.  FINANCIAL INFORMATION:

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets March 31, 1998 (Unaudited) and June 30, 1997           3

         Statements of Operations (Unaudited)
         for the three months ended March 31, 1998 and 1997                    4

         Statements of Operations (Unaudited)
         for the nine months ended March 31, 1998 and 1997                     5

         Statement of Stockholders' Equity (Unaudited)
         for the nine months ended March 31, 1998                              6

         Statements of Cash Flows (Unaudited)
         for the nine months ended March 31, 1998 and 1997                     7

         Notes to Financial Statements                                      8-12

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               13-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes In Securities And Use Of Proceeds                            20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission Of Matters To A Vote Of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits And Reports On Form 8-K                                     21

                                    USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                              BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,       June 30,
                                                                        1998            1997
                                                                    ------------    ------------
                         ASSETS
Current assets:
      Cash                                                          $    241,336    $    554,025
      Cash, restricted                                                   222,280         214,001
      Contracts and retainage receivable, net                         10,812,618       8,943,147
      Costs and estimated earnings in excess of billings
       on uncompleted contracts                                        1,545,272       2,225,723
      Deferred tax assets                                                224,775         239,750
      Other current assets                                                59,179          80,727
      Due from related parties                                           183,550            --
      Due from parent company and affiliates                             542,810            --
                                                                    ------------    ------------
           Total current assets                                       13,831,820      12,257,373

Other assets                                                              24,435          21,445
                                                                    ------------    ------------

Total assets                                                        $ 13,856,255    $ 12,278,818
                                                                    ============    ============

                                    USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                              BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,       June 30,
                                                                        1998            1997
                                                                    ------------    ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, including cash overdraft
       of $36,781 and $119,658                                      $  1,763,807    $  3,392,317
      Accrued expenses                                                 1,202,034         749,819
      Payroll taxes payable                                            2,056,351       1,514,422
      Income taxes payable                                               692,798         507,379
      Current portion of long-term obligations                           300,000            --
      Due to related parties                                             152,376         321,894
      Due to affiliates                                                   52,220            --
      Billings in excess of costs and estimated earnings
       on uncompleted contracts                                             --           126,455
                                                                    ------------    ------------
           Total current liabilities                                   6,219,586       6,612,286
                                                                    ------------    ------------

Long-term obligations                                                  1,350,000            --
                                                                    ------------    ------------

Commitments and contingencies (Note 4)                                      --              --

Stockholders' equity:
      Preferred stock $.01 par value, authorized 500,000 shares, issued and outstanding -0-
      Common stock $.001 par value, authorized 10,000,000 shares,
       issued and outstanding 2,479,182 and 2,302,515                    504,494         504,047
      Additional paid in capital                                       4,827,526       4,459,906
      Retained earnings                                                1,220,699         702,579
                                                                    ------------    ------------
           Sub-total stockholders' equity                              6,552,719       5,666,532

      Less: Prepaid rent                                                 (84,800)           --
           Deferred compensation                                        (181,250)           --
                                                                    ------------    ------------
           Total stockholders' equity                                  6,286,669       5,666,532
                                                                    ------------    ------------

Total liabilities and stockholders' equity                          $ 13,856,255    $ 12,278,818
                                                                    ============    ============

           See accompanying notes to financial statements (unaudited)

                                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                               STATEMENTS OF OPERATIONS
                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                      (UNAUDITED)

                                                                                     1998               1997
                                                                                -------------      -------------
Contract revenue                                                                $   1,969,865      $   1,915,553

Cost of contract revenue                                                            1,368,084          1,129,472
                                                                                -------------      -------------

Gross profit                                                                          601,781            786,081

General and administrative expenses                                                   711,835            593,958
                                                                                -------------      -------------

(Loss) income from operations before other income
 (expense) and provision for income taxes                                            (110,054)           192,123
                                                                                -------------      -------------

Other income (expense):
    Interest income                                                                     3,169                -
    Interest expense                                                                 (112,723)            (1,011)
                                                                                -------------      -------------
         Total other income (expense)                                                (109,554)            (1,011)
                                                                                -------------      -------------

(Loss) income before provision for income tax (benefit) expense                      (219,608)           191,112

Provision for income tax (benefit) expense                                           (111,068)            76,445
                                                                                -------------      -------------

Net (loss) income                                                               $    (108,540)     $     114,667
                                                                                =============      =============

(Loss) income per common equivalent share:

    Basic:
         Net income (loss)                                                      $        .(04)     $         .06
                                                                                =============      =============
    Diluted:
         Net income (loss)                                                      $        (.04)     $         .06
                                                                                =============      =============

Weighted average number of shares outstanding                                       2,486,960          1,907,515
                                                                                =============      =============

Weighted average number of shares outstanding
  - assuming dilution                                                               2,486,960          1,982,120
                                                                                =============      =============

           See accompanying notes to financial statements (unaudited)

                                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                               STATEMENTS OF OPERATIONS
                                          FOR THE NINE MONTHS ENDED MARCH 31,
                                                      (UNAUDITED)

                                                                                    1998                1997
                                                                                -------------      -------------
Contract revenue                                                                $  14,239,151      $   7,691,412

Cost of contract revenue                                                           11,445,366          5,272,429
                                                                                -------------      -------------

Gross profit                                                                        2,793,785          2,418,983

General and administrative expenses                                                 1,969,818          1,665,197
                                                                                -------------      -------------

Income from operations before other income
 (expense) and provision for income taxes                                             823,967            753,786
                                                                                -------------      -------------

Other income:
    Interest expense                                                                 (112,723)            (2,022)
    Interest income                                                                     8,368                 -
                                                                                -------------      -------------
         Total other income (expense)                                                (104,355)            (2,022)
                                                                                -------------      -------------

Income before provision for income tax expense                                        719,612            751,764

Provision for income tax (benefit) expense                                            201,492            301,000
                                                                                -------------      -------------

Net income                                                                      $     518,120      $     450,764
                                                                                =============      =============

Income per common equivalent share:

    Basic:
         Net income                                                             $         .22      $         .24
                                                                                =============      =============
    Diluted:
         Net income                                                             $         .22      $         .23
                                                                                =============      =============

Weighted average number of shares outstanding                                       2,363,997          1,907,515
                                                                                =============      =============

Weighted avenge number of shares outstanding
 - assuming dilution                                                                2,363,997          1,949,740
                                                                                =============      =============


           See accompanying notes to financial statements (unaudited)

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                                                                                                     Deductions
                                                                                                     related to
                                                               Additional                           stock issued        Total
                                        Common Stock             paid in           Retained          for future      Stockholders'
                                    Shares        Amount         capital           earnings           services          equity
                                  -----------   ----------   --------------    --------------      --------------   ------------
Balances at July 1, 1997            2,302,515   $  504,047   $    4,459,906    $      702,579      $          -     $  5,666,532

Issuance of common shares in
 lieu of prepaid rent                 106,667          107          112,960               -              (113,067)           -

Issuance of common shares
 in connection with Senior
 Management Incentive Plan            340,000          340          254,660               -              (217,500)        37,500

Amortization of prepaid rent
 and deferred compensation                -            -                -                 -                64,517         64,517

Net income for the nine months
 ended March 31, 1998                     -            -                -             518,120                 -          518,120
                                  -----------   ----------   --------------    --------------      --------------   ------------

Balances at March 31, 1998          2,749,182   $  504,494   $    4,827,526    $    1,220,699      $     (266,050)  $  6,286,669
                                  ===========   ==========   ==============    ==============      ==============   ============


           See accompanying notes to financial statements (unaudited)

                                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                              STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED MARCH 31,
                                                     (UNAUDITED)

                                                                                     1998            1997
                                                                                  -----------    -----------
Cash flows from operating activities:
    Net income                                                                    $   518,120    $   450,764
    Adjustments to reconcile net (loss) income to net
     cash provided by (used for) operating activities:
         Amortization                                                                   4,797          3,490
         Recovery of bad debt                                                        (128,000)          --
         Deferred taxes                                                                14,975           --
         Stock issued for services                                                     73,750           --
         Prepaid rent                                                                  28,267           --
    Decrease (increase) in:
         Accounts receivable                                                       (1,741,471)    (3,699,941)
         Prepaid expenses                                                             (11,365)        (3,150)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                                           680,451      1,044,828
         Other current assets                                                           8,890        (27,400)
    Increase (decrease) in:
         Accounts payable                                                             (32,440)     1,559,273
         Accrued expenses                                                             287,018        (23,759)
         Payroll taxes payable                                                        707,126        284,920
         Income taxes payable                                                         185,419        301,000
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                                          (126,465)        12,892
                                                                                  -----------    -----------
            Net cash provided by (used for) operating activities                      469,072        (97,083)
                                                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of other assets                                                           (7,777)        (5,677)
    Increase in restricted cash                                                        (8,279)          --
                                                                                  -----------    -----------
         Net cash provided by (used for) investing activities                         (16,056)        (5,677)
                                                                                  -----------    -----------

                                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                              STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED MARCH 31,
                                                     (UNAUDITED)

                                                                                     1998            1997
                                                                                  -----------    -----------
Cash flows from financing activities:
    Loans from repayments (to) related parties                                       (535,293)       224,963
    Repayments to shareholders                                                       (230,412)          --
                                                                                  -----------    -----------
            Net cash (used for) provided by financing activities                     (765,705)       224,963
                                                                                  -----------    -----------

Net (decrease) increase in cash                                                      (312,689)       122,203
Cash, beginning                                                                       554,025        223,789
                                                                                  -----------    -----------

Cash, ending                                                                      $   241,336    $   345,992
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                                 $      --      $      --
                                                                                  ===========    ===========
    Taxes paid                                                                    $      --      $      --
                                                                                  ===========    ===========

Supplemental disclosure of non-cash financing activities:
    Issuance of common stock upon exercise of options
     in exchange of stock subscription receivable                                 $      --      $   137,500
                                                                                  ===========    ===========
    Issuance of common stock in prepayment of rent and
     deferred compensation                                                        $   330,567    $      --
                                                                                  ===========    ===========

           See accompanying notes to financial statements (unaudited)

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1 - GENERAL

         The Company was incorporated on September 4, 1990 and is a 56.8% owned subsidiary of USABG Corp. ("Corp."). The Company's President is also the majority stockholder (66.3%) of Corp. and may be considered the beneficial owner of the Company.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the nine and three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at June 30, 1997, included in the Company's Annual Report Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - LONG-TERM OBLIGATION

         In November 1997, the Company entered into an agreement with the Iron Workers Local 40, 361, and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a certain project as well as $1,750,000 of its related mechanic's lien (which was discharged on the lien-debtor's posting of a bond with the court). Upon any funds being released or paid under such bond, the Union will be repaid any balance it is owed, in full, and the Company shall receive the remainder. The Company will receive credit for any payments received by the Union related to the assigned portion of the bond. The total remaining due at March 31, 1998 is $1,650,000, with $300,000 classified as current: the remaining $1,350,000 is classified as non-current.

NOTE 3 - STOCKHOLDERS' EQUITY

         a) Issuance of common stock

            In February 1998, the Company agreed to issue 106,667 restricted shares of its common stock to the Company as consideration to Corp. for issuing 192,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by the Company to R.S.J.J. Realty Corp. ("RSJJ") a company owned by the Company's President for the period from January 1, 1998 to December 31, 1998. The value of the shares issued by the Company was recorded at the estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

         b) In December 1997, the Company authorized the issuance of 290,000 restricted shares of its common stock during the third quarter of its fiscal year pursuant to its Senior Management Incentive Plan. Of the 290,000 shares, 150,000 were issued to the Company's President, 70,000 to the Company's Secretary, and 70,000 to the Company's Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. The Company also authorized and issued 50,000 restricted shares to certain of its employees and consultants: these shares vest immediately. The Company authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement, initially filed in February 1997, to register the resale of management's shares. In connection with such issuance, the Company recorded compensation and consulting expense amounting to approximately $255,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998 with a 50% discount due to the restricted nature of the stock. The above shares which do not vest immediately have been recorded as deferred compensation and are amortized over the vesting period.

NOTE 4 - COMMITMENT AND CONTINGENCIES

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

        b)  Lease agreement

            The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000. The lease originally expired on March 31, 1998 but was extended to December 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                  Year Ending
                   June  30,
                  -----------
                     1998                                   240,000
                     1999                                   120,000
                                                    ---------------
                     Total                          $       360,000
                                                    ===============


            The Company also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. As a result of the issuance of stock in prepayment of the above lease agreement, the Company's total rent under the lease will be $113,067. Accordingly, included in general and administrative expenses is rent expense which amounted to $38,767 and $70,500 for the three months ended March 31, 1998 and 1997, respectively, and $179,767 and $211,500 for the nine months ended March 31, 1998 and 1997, respectively. As of March 31, 1998 and June 30, 1997, $98,000 and $68,500, respectively, of rent remains unpaid and is included in accounts payable.

         c) Significant customers and vendors

            For the three months ended March 31, 1998 and 1997, the Company had two and four unrelated customers, respectively, which accounted for approximately 76% and 24% and 48%, 19%, 12%, and 10% of total revenues. As of March 31, 1998, approximately 17% and 55% of contracts and retainage receivables are due from two customers

            For the nine months ended March 31, 1998 and 1997, the Company had three and three unrelated customers respectively, which accounted for approximately 60%, 12%, and 12% and 34%, 31%, and 17%, respectively, of total revenues. As of June 30, 1997, approximately 22%, 21%, 15%, and 24% of contracts and retainage receivables net of allowances for doubtful accounts are due from four customers.

         d) Seasonality

            The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities and the stage of completion of major projects.

         e) Bonding requirements

            The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to obtain bonding for its private projects. The Company is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects. The Company has been unable to bid as a general contractor on New York State and New York City projects as a result of its inability to obtain bonding from a New York licensed bonding Company.

         f) Mechanic's liens

            As of June 30, 1997, three actions to foreclose upon mechanics liens filed during the fiscal year were commenced. Such actions seek relief in the aggregate amount of $3,278,775. As of March 31, 1998, additional mechanic's liens were filed, bringing the total relief sought to $16,919,542.

            The mechanic's liens have been filed in relation to work completed and billed. As such, these amounts are included in contracts and retainage receivable. Based upon the assessment of management and legal counsel, the Company has recorded on allowance for doubtful account to adjust the receivables to their estimated realizable amount.

         g) Payroll taxes

            As of March 31, 1998 and June 30, 1997, the Company owed approximately $2,056,351 and $1,514,422, respectively, of payroll taxes and related estimated interest and penalties. Although, as of March 31, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral agreements.

         h) Legal proceedings

            The Company is party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

         i) Claims

            The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved.

NOTE 5 - RELATED PARTY TRANSACTIONS

         a) Purchase of material and labor

            For the three and six months ended March 31, 1998 and 1997, the Company paid $0 and $33,500, respectively, to USA Bridge Construction Corp. (Maryland) ("MD") for certain materials and labor necessary to perform steel erection services. Amounts payable related to all of such transactions and included in accounts payable total $47,220 at March 31, 1998. Such amounts are non-interest bearing obligations. MD is under the common control of the Company's majority stockholder.

         b) Rent expense

            Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $28,267 and $148,267 for the three and nine months, respectively, ended March 31, 1998 and $60,000 and $180,000 for the three and nine months, respectively, ended March 31, 1997. Included as a deduction to stockholders' equity as of March 31, 1998 is prepaid rent of $88,400 representing rent paid through December 31, 1998 to such affiliated entity.

         c) Employment agreement

            On April 4, 1995, the Company entered into an employment agreement with its President and Director for a term of approximately three
            (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. He also received stock options under the Company's 1994 Senior Management Incentive Plan to purchase 25,000 shares at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options is equal to 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. The President and Director is also entitled to receive an annual bonus of $50,000 if the Company nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement, at such time any excess advances will be re-paid to the Company. No advances have been made as of March 31, 1998.

            Also pursuant to the employment agreement, the Company will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is the Company's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

         d) Due to/from related parties

            As of March 31, 1998, the Company has advanced $726,360 to related companies. Such advances are non-interest bearing and are due on demand.

            As of March 31, 1998 the Company has advanced to its President a total of approximately $5,044. The remaining balance amounting to $721,316 represents advances to other related companies. Such advances are non-interest bearing and are due on demand.

NOTE 6 - SUBSEQUENT EVENTS

         a) In April 1998, the Company redeemed its certificate of deposit of approximately $222,000, repaying a loan of approximately $147,000 on behalf of Corp. The balance of the funds were deposited into the Company's operating account.

         b) Letter of Intent

            On May 12, 1998, the Company and Corp. executed a letter of intent whereby the Company shall acquire First Anglo-Swiss Holdings, Inc. ("FAS"). The letter provides, among other things, that the Company shall acquire 51% of the outstanding shares of common stock from the stockholders of FAS in exchange for 510,000 shares of the Company's Common Stock. Simultaneously with the closing of the acquisition, Corp. has agreed to sell all of its shares of Company Common Stock to Amalgamated Resources Management S.A. ("ARM") for an aggregate of $10,220,000. Also at closing, the holders of FAS preferred stock shall exchange all of such shares for shares of a series of preferred stock in the Company which shall carry the same rights and preferences as the shares of FAS preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts, which address the Company's expectation of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking
Statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as the factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

General

         USA Bridge Construction of N.Y., Inc. (the "Company") commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas. Though formed to operate as a general contractor, the Company operated initially only as a subcontractor. The Company's goals were to become a general contractor for municipal projects; however, it needed financing to enable it to obtain bonding which is required for all municipal projects. To date, the Company has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of March 31, 1998, the Company has completed in excess of twenty-one projects with an aggregate project value of $40,000,000 and is currently engaged in two (2) projects with an aggregate value of approximately $10,790,150. The Company plans to maintain its subcontractor presence in the steel industry, however, now that it has obtained general contractor bonding, it intends to focus on obtaining projects as a general contractor.

         In December 1996, for its general contracting projects, the Company obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC"). This commitment allows the Company to pursue those general contracting projects in the public and private sectors which require Performance Bonds. To date, it has also allowed the Company to obtain Performance Bonds and Labor and Material Bonds for the three subcontracting projects which have required same: the EklecCo., Grand Central Terminal, and Korean Mission projects. Since New York State and City agencies require bonds from bonding companies licensed by the State of New York, however, and UAGC is not a New York licensed bonding company, the Company is as yet unable to bid as a general contractor on projects for New York State and City agencies.

         New York State agencies require bonds from bonding companies they have approved. The Company has received bonding from a company which is not approved for state and city projects; therefore, the Company is unable to bid as a general contractor on projects for New York State and City agencies. The Company has approached several New York approved bonding companies; however, as of the date hereof, it has not been approved by any such company to receive bonding.

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate the Company's capitalization, working capital, past performance, management's expertise, and other factors. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. The surety companies also require that the bonds be personally guaranteed by Mr. Polito. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 11/4% to 31/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving from the project.

         In the New York City metropolitan area, there is an abundance of subcontractors who have significant experience and are competitive with respect to pricing and level of service. As a general contractor, the Company will be responsible for performance of the entire contract, including the work to be performed by subcontractors. Accordingly, the Company may be subject to substantial liability if a subcontractor fails to perform as required. In addition, unanticipated difficulties may arise in hiring and overseeing subcontractors.

         Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal three months. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies. For the nine months ended March 31, 1998 and 1997, the Company only obtained $20,000 and $1,780,000, respectively of new contracts. The primary reason for not obtaining any material new contracts for the nine months ended March 31, 1998 and 1997 is because the Company did not provide the lowest bids for the projects on which it was bidding.

         The Company's operations are substantially controlled by Mr. Polito since he owns approximately 66% of the outstanding shares of USABG Corp., ("Corp.") the parent company who owns 48% of the common stock of the Company and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on December 31, 1998. Mr. Polito also has ownership interest in Crown Crane, Inc. and Atlas Gem Leasing, Inc. which provided services to the Company during the nine months ended March 31, 1998 and 1997. Lastly, the Company purchased from USA Bridge Construction Corp. (Maryland) ("MD"), a wholly-owned subsidiary of Corp, certain materials and labor to perform steel erection service. MD ceased substantially all of its operations during September 1996 and, accordingly, the Company purchased its steel from unrelated parties.

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

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.

         An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be estimated. The Company has elected not to recognize any portion of the revenue associated with such unapproved change orders and claims until the amounts have been received or awarded. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or which are unapproved.

Three months ended March 31, 1998 as compared to the three months ended March 31, 1997

         Contract revenues for the three months ended March 31, 1998 and 1997 amounted to $1,969,865 and $1,915,553, respectively. This net increase amounting to $54,312 (or approximately 3%) is partially a result of the Company's backlog as of June 30, 1997 which amounted to approximately $7,900,000, change orders, and the termination of the EklecCo and Korean Mission projects. The change orders for the three months ended March 31, 1998 amounted to approximately
$175,000 for the remaining projects: Grand Central and Louis Vuitton. The backlog at March 31, 1998 amounted to approximately $600,000. The backlog amount represents the contracts and change orders the Company entered into during the latter part of its June 30, 1997 fiscal year during the nine months ended March 31, 1998.

         During the three months ended March 31, 1998, approximately $290,000 (or 17%) of the revenue recognized during the period was collected. The remaining amounts uncollected represent retainage expected to be collected within the next one to two years or amounts which the Company is attempting to collect under mechanic's liens. Approximately $213,000 (or 11%) of the revenue recognized was not billed at March 31, 1998.

         On October 14, 1997, the Company filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against the Company seeking to vacate the mechanic's lien filed against it and seeking specific enforcement of the contract, declaratory relief, damages for slander of title, and approximately $500,000,000 in damages from the Company for breach of contract and intentional interference with contractual relations. The lien was not vacated, however, and on February 9, 1998, EklecCo posted a bond in the amount of $14,254,730 to secure payment of the Company's $13,640,747 mechanic's lien, interest, and court costs; accordingly, the court granted EklecCo motion to discharge said lien.

         The Company's gross profit for the three months ended March 31, 1998 and 1997 amounted to 31% and 41%, respectively. The decrease in gross profit for the three months ended March 31, 1998 as compared to three months ended March 31, 1997 is primarily a result of an overall different mix of contracts with lower gross profit percentages. The overall estimated gross profit for the three months ended March 31, 1998 was approximately 21% as compared to the three months ended March 31, 1997 whereby the overall estimated average gross profit was 28%. Additionally, the effect of change orders and certain adjustments to estimated costs, as well as the interruption and termination of certain jobs, has resulted in reductions of overall gross profit.

         For the three months ended March 31, 1998 and 1997, the Company paid $0 and $33,500, respectively, to MD for material and labor necessary to perform steel erection services. During September 1996, MD ceased substantially all of its operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At March 31, 1998, the Company owed MD $47,220 principally for advances in connection with the above services: such amounts are non-interest bearing and are due on demand.

         Below is a summary of the Company's billings and collections for the three months ended March 31, 1998:

                                    Gross contract
                                    and retainage           Allowances for       Net contracts
                                     receivables            uncollectible        receivables
                                     -----------            -------------        -----------
Balances at December 31, 1997        $12,285,003            $(2,159,000)         $10,126,003
Billings                               1,481,683                    -              1,481,683
Collections                              795,068                    -                795,068
                                     -----------            -----------          -----------
Balances at March 31, 1998           $12,471,618            $(2,159,000)         $10,812,618
                                     ===========            ===========          ===========

         Through May 15, 1998, the Company has collected approximately $815,000 or 8% of its net contract receivables. As of March 31, 1998, $5,917,455 (or approximately 55%) of its net receivables is due from the EklecCo. project. The project was to be performed in two phases. The Company commenced work on Phase I in June 1996. The project was terminated in October 1997 when it was approximately 98% complete. On October 14, 1997, the Company filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland), for the EklecCo project. See Part II., Item 2. "Legal Proceedings" for additional information.

         In addition to the above lien, the Company has filed various other liens on certain other projects with net receivables amounting to approximately $1,877,214. With regards to the remaining receivables amounting to approximately $3,018,000 (approximately $795,000 of which represents retainage that is not expected to be collected within one year), the Company expects to collect approximately the remaining $2,223,000 by the end of the first quarter of fiscal 1998 and 1999.

         As of March 31, 1998, the Company is engaged in two major projects with a total contract value amounting to $10,732,750 whereby the backlog associated therewith amounted to approximately $600,000. The contract receivable associated with ongoing projects is approximately $1,244,000.

         General and administrative expenses have increased by $117,877 (or 20%) to $711,835 for the three months ended March 31, 1998 from $593,958 for the three months ended March 31, 1997. The increase in general administration costs is mainly attributable to an overall increase of the Company's administrative salaries associated with the material increase in contract revenue and certain general corporate overhead.

         For the three months ended March 31, 1998, the Company recorded an estimated income tax benefit of $111,068 whereby for the three months ended March 31, 1997, the Company recorded an estimated income tax expense of $76,445.

Nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997

         Contract revenues for the nine months ended March 31, 1998 and 1997 amounted to $14,239,151 and $7,691,412, respectively. This net increase amounting to $6,547,739 (or approximately 85%) is partially a result of the Company's backlog as of June 30, 1997 which amounted to approximately
$7,900,000, and change orders and the termination of the Palisades and Korean projects. The change orders for the nine months ended March 31, 1998 amounted to approximately $2,608,000 for the remaining projects, Grand Central and Louis Vuitton.

         The Company's gross profit for the nine months ended March 31, 1998 and 1997 amounted to 20% and 32%, respectively. The decrease in gross profit for the nine months ended March 31, 1998 as compared to nine months ended March 31, 1997 is primarily a result of an overall different mix of contracts with lower gross profit percentages. The overall estimated gross profit for the nine months ended March 31, 1998 was approximately 21% as compared to nine months ended March 31, 1997 whereby the overall estimated average gross profit was 28%. Additionally, the effect of change orders and certain adjustments to estimated costs, as well as the interruption and termination of certain jobs, has resulted in reductions of overall gross profit.

         For the nine months ended March 31, 1998 and 1997, the Company paid $0 and $33,500, respectively, to MD for material and labor necessary to perform steel erection services. During September 1996, MD ceased substantially all of its operations and the Company began purchasing material and labor from unrelated third party steel fabricators. At March 31, 1998, the Company owed MD $47,220 principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

         Below is a summary of the Company's billings and collections for the nine months ended March 31, 1998:

                                    Gross contract
                                    and retainage           Allowances for       Net contracts
                                     receivables            uncollectible        receivables
                                     -----------            -------------        -----------
Balances at June 30, 1997            $11,230,147            $(2,287,000)         $ 8,943,147

Billings                              14,489,359                     -            14,489,359
Collections                           12,747,888                128,000              128,000
                                     -----------           -----------          -----------
Balances at December 31, 1997        $12,971,618           $(2,159,000)         $10,812,618
                                     ===========           ===========          ===========

         General and administrative expenses have increased by $304,621 or 18% to $1,969,818 for the nine months ended March 31, 1998 from $1,665,197 for the nine months ended March 31, 1997. The increase in general administration costs are mainly attributable to an overall increase of the Company's administrative salaries associated with the material increase in contract revenue and certain general corporate overhead.

         For the nine months ended March 31, 1998, the Company recorded an estimated income tax expense of $201,492 whereby for the nine months ended March 31, 1997, the Company recorded an estimated income tax expense of $301,000.


Liquidity and Capital Resources

         Of the $10,812,618 of net contract and retainage receivables as of March 31, 1998, the Company has only collected approximately $815,000 or 8% through May 15, 1998. The timing of the collectibility of approximately
$7,800,000 which represents the amount of net receivables associated with mechanic's liens placed by the Company on certain jobs cannot be determined by the Company due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project. The remainder of the receivables amounting to approximately $2,200,000 are expected to be collected during the first quarter of fiscal 1998.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of contracts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible. The accrued and unpaid rent has been settled by the Company with the Company issuing stock to its landlord RSJJ, via its parent USABG Corp. ("Corp."), as well as the rent through December 1998.

         Although the lack of no new contracts has an effect on revenue and net income, the Company is confident that, based on its bidding process, it will obtain new contracts. Based on the Company's backlog at March 31, 1998, amounting to approximately $600,000, and its vigorous attempts to collect on its mechanic's liens and a portion of its contract receivables, the Company expects to generate sufficient cash flow to satisfy its cash requirements during the next twelve months.

         Net cash provided by operating activities amounted to $469,072 for the nine months ended March 31, 1998. The major components of such use of cash was directly attributed to the Company's income amounting to $518,120 and increases in accounts receivable net of decreases of its payroll taxes payable and accrued expenses. For the nine months ended March 31, 1997, the net cash used by operating activities amounted to $97,083 which were principally attributable to increases in account receivables, decreases in costs and estimated earnings in excess of billings on uncompleted contracts and increases in accounts payable.

         With regards to investing activities, the Company used $16,056 of cash for the nine months ended March 31, 1998. Such cash was used (advanced) primarily for purchase of fixed assets and deposits towards restricted funds.

         As of March 31, 1998, the Company owes approximately $2,056,351 of payroll taxes and related estimated penalties and interest. Although, as of March 31, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral arrangements.

         In November 1997, the Company entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a certain project as well as $1,750,000 of its related mechanic's lien (which was discharged upon the lien-debtor's posting of a bond with the court). Upon any funds being released or paid under such bond, the Union will be repaid any balance it is owed, in full, and the Company shall receive the remainder. The Company will receive credit for any payments received by the Union related to the assigned portion of the bond. The total remaining due at March 31, 1998 is $1,650,000 with $300,000 classified as current and the remainder of $1,350,000 classified as non-current.

         In February 1998, the Company agreed to issue 106,667 shares of its common stock to Corp. as consideration to Corp. for issuing shares of its own stock to RSJJ in payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares is recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

         In December 1997, the Company authorized the issuance of 290,000 shares of its common stock during the third quarter of its fiscal year pursuant to its Senior Management Incentive Plan. Of the 290,000 shares, 150,000 were issued to the Company's President, 70,000 were issued to the Company's Secretary, and 70,000 were issued to the Company's Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. The Company also authorized and issued 50,000 shares to certain of its employees and consultants: these shares vest immediately. The Company authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register the resale of management's shares. In connection with such issuance, the Company recorded compensation and consulting expense amounting to approximately $255,000 which is based on 50% of the average closing bid price of $1.50 per share for the month of March 1998. Management's shares, which do not vest immediately, have been recorded as deferred compensation and are being amortized over the vesting period.

         On May 12, 1998, the Company and Corp. executed a letter of intent whereby the Company shall acquire First Anglo-Swiss Holdings, Inc. ("FAS"). The letter provides, among other things, that the Company shall acquire 51% of the outstanding shares of common stock from the stockholders of FAS in exchange for 510,000 shares of the Company's Common Stock. Simultaneously with the closing of the acquisition, Corp. has agreed to sell all of its shares of Company Common Stock to Amalgamated Resources Management S.A. ("ARM") for an aggregate of $10,220,000. Also at closing, the holders of FAS preferred stock shall exchange all of such shares for shares of a series of preferred stock in the Company which shall carry the same rights and preferences as the shares of FAS preferred stock.


                                     PART II

Item 1.  Legal Proceedings

         In April 1995, the Company commenced an Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund. In December 1995, in the United States District Court, Southern District of New York, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company (f/k/a Metro Steel Structures, Ltd.), One Carnegie, and others. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter. These actions settled in April 1998 for $750,000.

         On February 25, 1997, in New York State Supreme Court, Kings County, the Company and Metro Steel Structures, Ltd. commenced suit against Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On February 26, 1997, in New York State Supreme Court, Queens County, the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. commenced suit against Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On February 7, 1997, in New York State Supreme Court, Kings County, Perini Corporation commenced an action against the Company and Metro Steel Structures, Ltd. This action is in the discovery phase. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On or about May 13, 1997, in the New York Supreme Court, Suffolk County, the Company commenced suit against Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company. This action is in the discovery phase. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On October 14, 1997, the Company filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against the Company. On February 9, 1998, the plaintiff posted a bond in the amount of $14,254,730 to secure payment of the Company's $13,640,747 mechanic's lien, interest, and court costs; accordingly, the court granted the plaintiff's motion to discharge said lien. The court further ordered that discovery be expedited in this matter. This action is in the discovery phase. See the Company's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

ITEM 2.  Changes In Securities And Use Of Proceeds:

         By Board of Directors Resolution dated April 30, 1998, the Company decreased the exercise price of its warrants from $3.00 per share to $2.50 per share.

ITEM 3.  Defaults Upon Senior Securities:   None

ITEM 4. Submission Of Matters To A Vote Of Security Holders: None, except as reported in the Company's Form 10-QSB for the quarter ended December 31, 1997.

ITEM 5.  Other Information:         None

ITEM 6.  Exhibits And Reports On Form 8-K:

         In January 1998, the Company filed a Form 8-K, dated January 22, 1998, wherein it reported the results of its annual meeting held on January 7, 1998. In February 1998, the Company filed a Form 8-K, dated February 12, 1998, wherein it reported the resignation of Philip Nielson as a Director and the election of Ronald Murphy as a Director.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May 1998.


                                           USA BRIDGE CONSTRUCTION OF N.Y., INC.



                                            By:      /s/ Joseph M. Polito
                                                --------------------------------
                                                Joseph M. Polito, President


                                                    /s/ Steven J. Polito
                                                --------------------------------
                                                Steven J. Polito, Treasurer