Form 10KSB
period 1998-06-30
USA BRIDGE CONSTRUCTION OF NY INC
filed 1999-01-22
CIK 937931

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

 [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28140

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                11-3032277
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)

53-09 97th Place, Corona, New York                         11368
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (7l8) 699-0100
                                 --------------
                (Issuer's telephone number, including area code)

        SECURITIES registered pursuant to Section 12(b) of the Act: NONE

           SECURITIES registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant*s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Issuer's revenues for its fiscal year ended June 30, 1998 were $16,544,354.

         The aggregate market value of the voting stock on November 30, 1998 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $293,205 based upon the average closing bid price for such Common Stock on said date $.4375, as reported by a market maker. On such date, there were 2,749,182 shares of Registrant*s Common Stock outstanding.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date (January 7, 1999):
2,749,182.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         U.S.A. Bridge Construction of N.Y., Inc. ("the Company") was incorporated in the State of New York, on September 4, 1990, as Metro Steel Structures, Ltd. The Company amended its Certificate of Incorporation to effect a change in its name to its current name during January 1998. Additionally, the Company amended its authorized capital (i) to increase the number of authorized shares of common stock from 200 to 10,000,000 ("the Common Stock"); (ii) to increase the par value of the Common Stock from no par value to $.001 par value per share; (iii) to authorize 500,000 shares of preferred stock, par value $.01 per share ("the Preferred Stock"); and (iv) to designate 400,000 shares of the Company*s Preferred Stock as "Series A Preferred Stock."

         The Company, via a direct ownership of 48.5% by USABG Corp. and an indirect ownership of 7.5% by the Company's President, Joseph Polito, is a 56% owned subsidiary of USABG Corp. ("USABG"). The Company was formed to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas; however, it operated initially only as a subcontractor as it needed financing to enable it to obtain bonding which is required for all municipal projects. The Company has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of June 30, 1998, the Company completed in excess of twenty-one (21) projects with an aggregate project value in excess of $40,000,000 and is currently engaged in two (2) projects which will be completed between January and February 1999 with an aggregate value of approximately $11,600,000 inclusive of change orders. While the Company plans to maintain its subcontractor presence in the steel industry, it intends also to focus on obtaining projects as a general contractor. During the fiscal year ended June 30, 1998, the Company acted as a prime contractor which has the same characteristics as a general contractor for one of its projects.

Company's Ability to Continue as a Going Concern

          As a result of the Company's net loss of $2,093,969 for the fiscal year ended June 30, 1998, a working capital deficiency of $3,207,294 and backlog balance of $877,410 as of June 30, 1998, substantial doubt exists about the Company's ability to continue as a going concern. As of June 30, 1998, the Company owes approximately $2,154,856 of payroll taxes and related penalty and interest. Certain taxing authorities have filed liens against the Company as a result of such unpaid taxes. In order to mitigate these uncertainties, the Company is aggressively pursuing in trying to obtain additional contracts in order to mitigate its low backlog and vigorously attempting to settle disputes in connection with mechanics' liens placed on certain projects in order to collect its receivables. However, there can be no assurance that it will be able to obtain additional contracts and settle its disputes and generate substantial revenue.

Construction Projects

          In May 1996, the Company entered a subcontracting agreement with Lehrer McGovern Bovis, Inc. (general contractor) for the terminal restoration of the Grand Central Terminal owned by Metro-North Commuter Railroad. The contract is valued at $5,365,144 including change orders and as of June 30, 1998 is approximately 92% complete. Such contract is expected to be completed between January and February 1999.

          In July  1996,  the  Company  entered  into a  contract  with  Tishman
Construction Corporation of New York (construction manager) amounting to $6,235,750 including change orders, to perform steel erection services on the Louis Vuitton Office Tower owned by Starre Realty and located on East 57th Street in New York, New York. As of June 30, 1998, the project was 93% complete and it is expected to be completed between January and February 1999.

          In May 1998, the Company's bid on a project to build a medical building in Queens, New York was accepted by the developer thereof, 47-01 Queens Blvd. Realty Corp. The Company shall act as general contractor for the project as well as a subcontractor providing structural steel fabrication and erection therefor. The project is valued at approximately $2.4 million. In addition, the Company has been given the exclusive right to perform the interior tenant work on the medical building which is valued at approximately $3 million. As of January 7, 1999 such contract has been postponed and no commencement date has been determined.

          The following table lists, as of June 30, 1998, (i) all companies in which Joseph Polito, the Company's President, is either an Officer, Director, or principal shareholder; and (ii) the activities engaged in by such companies with the Company:

                        Year                       J. Polito's     Activities with the            Place of
Name (1)                of Inc.    Title           Ownership (%)   Company and USABG              Business
--------                -------    -----           -------------   -----------------              --------
USA Bridge              1990       Pres./Director     56.3%        Provides steel erection for    Queens, NY
Construction of                                                    buildings, roadway and
N.Y., Inc. (3)(4)                                                  bridge repair projects.

R.S.J.J. Realty         1983       Pres./Director      100%        Leases the offices and         Queens, NY
Corp. (3)                                                          storage space to USABG and
                                                                   the Company

Crown Crane, Ltd. (3)   1988            --              50%        Supplies cranes to the         Brooklyn, NY
                                                                   Company for the use in the
                                                                   erection of steel

Atlas Gem Leasing,      1986       Pres./Director      100%        Supplies welding machines      Queens, NY
Inc. (3)                                                           and compressors to the
                                                                   Company

Atlas Gem Erectors      1986       Pres./Director      100%        Sold certain construction      No office
Co., Inc. (3)                                                      contracts to the Company;
                                                                   ceased operations 9/94.

USABG Corp. (2)         1988       Pres./Director     66.3%        Parent company                 Queens, NY

Royal Steel Services,   1997            --             100%        Formed to provide steel        Queens, NY
Inc. (5)                                                           erection for projects
                                                                   smaller than the Company's
                                                                   projects

------------------

(1) Except as disclosed hereunder, no company listed is beneficially owned by another entity, nor does any company have any subsidiaries.
(2)       Incorporated in the State of Delaware.
(3)       Incorporated in the State of New York.
(4) Joseph M. Polito, through his ownership of approximately 66.3% of the outstanding shares of USABG's Common Stock, may be deemed the beneficial owner of the shares of the Company's common stock owned by USABG.
(5) Incorporated in the State of New York. Joseph M. Polito, through his ownership of approximately 66.3% of the outstanding shares of USABG's Common Stock, may be deemed the beneficial owner of the shares of Royal Steel common stock owned by USABG.


         Prior to leasing equipment from Crown Crane, Ltd. ("Crown") or Atlas Gem Leasing, Inc. ("AGLI"), the Company compares the costs thereof to those costs it might otherwise incur from like companies. The Company will transact business with Crown and AGLI only on terms which may be considered similar to the terms it might achieve elsewhere. In connection with such transactions, the audit committee of the Company's Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary to resolve any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary or appropriate. The fact that Joseph M. Polito is an Officer, Director, and principal shareholder in other companies, including those that transact business with the Company and USABG, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which decisions may compromise his fiduciary duty to the Company. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming.

The Contract Process; Bidding

         The Company obtains its projects primarily through the process of competitive bidding. In order to be fully apprised of bid solicitations, the Company (i) subscribes to bid reporting services; (ii) monitors trade journals including Engineering Record News, Dodge Report, and Brown's Letter, Inc.; (iii) monitors daily newspapers and real estate publications; (iv) utilizes membership and networking in affiliated organizations including Allied Building Trades; (v) maintains contracts with developers and other general contractors; and (vi) requests notification from various government agencies as to bid solicitations being requested.

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

          Upon receipt by a New York City agency of notification that a bid submitted for a project has been declared the low bid, the city's procurement policy requires that the New York Finance Committee then approve all funds to be allocated to such project. During this time, if the Company is the low bidder, it must provide the New York City agency with such documents as are required - including a Payment and Performance Bond and a Labor and Material Bond - in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the agency has cleared all documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

          Most government contracts provide for termination of the contract at the election of the customer, although in such event, the Company is generally entitled to receive a small cancellation fee. Many of the Company's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

          Unlike the general contractor, the prime contractor is responsible for performance of that category alone, not the entire project. Like the general contractor, the prime contractor typically contracts directly with the owner or via the owner's construction manager acting as agent therefor; thus, unlike the subcontractor, the prime contractor is responsible exclusively to the owner.

          As general contractor, the Company will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, the Company may require its subcontractors to furnish Performance Bonds.

          Affirmative action regulations require that the Company use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

Insurance and Bonding

          The Company maintains general liability and excess liability insurance, insurance covering its construction equipment, and workers*
compensation insurance in amounts it believes are consistent with industry practices. The Company carries liability insurance of $1,000,000 per occurrence which management believes is adequate for its current operations.

          Although the Company generally has not been required to provide Performance Bonds to general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future.

          The Company will continue attempting to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, is generally entitled to receive a small cancellation fee. Both of the Company*s current contracts are also subject to completion requirements with liquidated damages assessed against the Company if schedules are not met.

          The Company's ability to obtain bonding and its bonding capacity are primarily determined by its net worth, liquid working capital (consisting of cash and accounts receivable), past performance, management expertise, the number and size of projects under construction, and various other factors. The larger the project and/or the more projects in which the Company is engaged, the greater the bonding, net worth, and liquid working capital requirements. Surety companies consider such factors in light of the amount of the Company*s surety bonds then outstanding and the surety companies* current underwriting standards, which standards may change periodically. Therefore, the Company may be required to maintain certain levels of tangible net worth in connection with establishing and maintaining bonding limits. As a practical matter, such levels may limit dividends, if any, which might have been declared and which would limit corporate funds available for other purposes.

          In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate the Company's capitalization, working capital, past performance, management*s expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. As a result of the Company's current financial condition, the Company may be unable to obtain any bonding. The surety companies also require that the bonds be personally guaranteed by Joseph Polito.

          Bonding requirements vary depending upon the nature of the project to be performed. The Company anticipates paying premiums of between 1 1/4% to 3 1/2% of the total amount of the contracts to be performed. Since these premiums are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the premium prior to receiving revenue from the project. Bonding premiums are a line item in the submitted bid and are included as part of the Company*s billing to its clients.

          In December 1996, the Company obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment allowed the Company to pursue those general contracting projects in the public and private sectors which require performance bonds. The UAGC bonding committment ceased as a result of UAGC's filing for bankruptcy. Accordingly, the Company does not currently have any bonding. The Company's current financial condition may prevent the Company from obtaining future bonding.

         New York State and City agencies require bonds from bonding companies licensed by the State of New York. Therefore, the Company may be precluded from working on certain projects if it cannot obtain bonding from a bonding company licensed by New York. This is not always an issue, however, as the requirement is sometimes waived (as in the Grand Central Terminal project) for although general contractors prefer that a subcontractor be licensed by a New York licensed bonding company, they will waive the requirement when necessary. In addition, USABG or the Company may engage in joint ventures with other companies who are bonded by a New York licensed bonding company, thereby allowing it access it might otherwise not have had.

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

          The following is a list, as of June 30, 1998, of those projects in which the Company is currently engaged:

                                                                                     (2) Costs
                                    Contract                                            & Est.
                                      Date/                   Costs         (1)       Profit in                    Backlog
Contract Party/       Contract        Est.       Type of     incurred    % of Job     Excess of       Gross       Amount at
Project Name           Amount       Completion   Contract     to date    Complete      Billings    Receivables    06/30/98
------------           ------       ----------   --------     -------    --------      --------    -----------    --------
Lehrer McGovern,                     May 1996    Lump Sum     3,759,006
Bovis, Inc./          5,365,144      Jan/Feb                                92%         68,254      1,117,178      434,846
Grand Central                        1999
Terminal

Tishman
Construction
Corp./Louis                          July 1996   Lump Sum     4,449.658
Vuitton N.A.(3)       6,235,750      Jan/Feb                                93%         71,186        302,815      442,564
                                     1999
Total Signed                                                 $8,208,664
Contracts            11,600,894                                                        139,440      1,419,993      877,410

-----------

          (1) Completion percentage is as of June 30, 1998 and is based on the percentage of costs incurred through that date to the estimated cost of the project.
          (2) "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.
          (3) The Company is prime contractor (similar to general contractor) on this project.


          For the year ended June 30, 1998, the Company had three unrelated customers which accounted for approximately 61%, 14% and 17%, respectively, of total revenues. At June 30, 1998 the Company had two unrelated customers, which accounted for approximately 67% and 11% of total net contracts receivables.]

Seasonality

          Though the Company does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers caused by their inability to work in severe weather conditions. As a result of the foregoing, the Company's costs are increased.

Suppliers; Subcontractors; Unions

          The Company currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. The Company rents cranes from Crown, a company of which Joseph M. Polito is a 50% shareholder, and rents generators and other equipment from AGLI, a company which is wholly-owned by Mr. Polito. The Company believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service the Company's needs, the Company will be able to find other vendors at competitive prices.

          As is standard practice in the construction industry, the Company's employees, other than its office employees, are not salaried individuals. They are union employees who are hired on an as-needed, or per project, basis and are paid an hourly wage which is set by the unions with which they are associated. The Company hires skilled steel workers represented by the International Union of Structural Ironworkers local 40, 361, & 417 and International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, and 825 and Cement Masons local
472. The Company must comply with its agreements with the unions, which agreements regulate all employment issues including pay, overtime, working conditions, vacations, benefits, etc. between the Company and the union employees. These agreements expire on June 30, 1999.

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

Competition

          The Company is one of the many subcontractors which erect and furnish steel for projects. All aspects of the Company's business are, and will continue to be, highly competitive. The Company is a subcontractor and a general contractor specializing, but not exclusively, in bridge and roadway repair and replacement as well as in fabricating and erecting steel structures for buildings. The Company's competitors are numerous, and many have substantially greater marketing, financial, bonding, and human resources. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

          The driving force behind the Company's name recognition in the construction industry is the 30 plus year presence therein of Joseph Polito (and certain employees), which presence serves also to confirm the Company's prior performance. In addition, regarding prior performance, while the Company has operated only since 1993, AGLI, a former steel erector subcontractor or prime contractor for private and governmental construction projects owned by Mr. Polito, was incorporated in 1986 and operated as such until the Company purchased its assets in 1993.

Government Regulation

          The Company must comply with the rules and regulations of the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, the Company must comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action, and the protection of the environment including those pertaining to water discharge, air emissions, and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state, and local regulatory network is essential and costly. The failure to comply with such regulations or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on the Company*s operations. The Company believes that it is in substantial compliance with all applicable laws and regulations.

Employees

          As of June 30, 1998, the Company had three Executive Officers, two administrative assistants, one comptroller, one project estimator, and two employees in the accounting department. The number of union employees the Company utilizes depends on the number and size of projects in which the Company is engaged and can range from 10-200 employees, some of whom are employed full-time and others of whom are employed part-time. These union employees are represented by the International Union of Structural Ironworkers local 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. The Company's contracts with these Unions, which contracts regulate all employment issues between the Company and the union employees - including pay, overtime, working conditions, vacations, benefits, etc. - expire on June 30, 1999. The Company considers its relationships with the unions and its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company shares office space with USABG (at 53-09 97th Place, Corona, New York 11368) which leases approximately 25,000 square feet of space (approximately 24,000 square feet of which is utilized for storage space) from an affiliate company, R.S.J.J. Realty Corp. ("RSJJ"). RSJJ is owned by USABG*s majority stockholder and the Company's President, Joseph Polito. The lease, pursuant to which the Company pays rent of $20,000 per month to RSJJ, expired during March 1998, however, it was extended through December 31, 1998. Subsequent to December 31, 1998, the Company will rent such facility from RSJJ on a month-to-month basis at a materially reduced amount. The Company also leased a yard for storage material pursuant to an oral agreement with an unrelated party, which agreement required monthly payments of $3,500. During July 1998, the Company settled unpaid rent amounting to approximately $87,500 as of June 30, 1998 for accrued rent through December 31, 1997 and was forgiven for any rent from January 1998 through June 1998 for $10,000. The Company believes that the terms of these leases are comparable and competitive to those terms which might have been negotiated with an unaffiliated landlord.

          In February 1998, the Company agreed to issue 106,667 shares of its common stock to USABG as consideration for USABG's issuance of 48,000 shares of Common Stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued was recorded at the value of the rent otherwise due under the lease ($240,000). The stock was issued in March 1998.

          As of May 1997, the Company was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: the Company issued 270,000 shares of common stock to USABG, for the cancellation of the debt owed to RSJJ. USABG, in turn, issued 50,000 shares of its Common Stock to Joseph Polito and 37,500 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ*s mortgagor, which agreed to accept said shares as payment of RSJJ*s outstanding mortgage.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below.

Mechanics Liens

39th Street Bridge

          This action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. The Company*s claim for relief in this action was $844,932. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. On October 7, 1998, the Company entered into an agreement with Perini whereby it agreed to release and discharge in full its claims against Perini for 20% of the net amount to be recovered and collected by Perini in connection with Perini's action against the City of New York.

Robert Moses Causeway

          This action was commenced May 9, 1997, and involves money due to the Company for work it performed at the Robert Moses Causeway Project. The Company filed a mechanic's lien in the amount of $279,346. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. The action against Kiska Construction Corp. seeks foreclosure of the mechanic's lien and a judgment for the amount of $279,346 against Kiska Construction Corp. and the bonding company, Seaboard Surety Company. Currently, the Company is in the process of completing pre-trial discovery. The Company intends to prosecute the action until such time as a judgment or settlement can be obtained.

Claims By Perini Corporation

          On February 7, 1997, Perini Corporation filed an action against the Company and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini*s claims against the Company total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. The Company has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above. (See above "Mechanics Liens").

Claims by and against Eklecco

          This action involves work performed by the Company at the Palisades Mall in Nyack, New York. This action was commenced ins October, 1997 by Eklecco (f/k/a Pyramid Company of Rockland) seeking to vacate the Company's mechanic's lien in the amount of $13,640,747, seeking judgment in the amount of $500,000,000 for violations of contract, interference of contract and punitive damages. Thereafter, the Company served an answer with counterclaims seeking to foreclose on its $13,640,747 mechanic's lien, seeking a judgment in the amount of $13,640,747 relating to work performed at the project, seeking $1,420,000 in bonus money promised to the Company and seeking punitive damages. The Company's mechanic's lien was reinstated by the court and a bond was purchased by Eklecco and issued for the amount of the lien, plus interest. The Company is currently in the process of pre-trial discovery, which is scheduled to be completed by June 1999. The Company intends to vigorously defend against Eklecco's claims as well as vigorously prosecute its claims against Eklecco.

Humphreys & Harding, Inc. Claim against the Company

          The Company performed the steel erection work to construct the Republic of Korea Permanent Mission to the United Nations at 335 East 45th Street, Manhattan. Humphreys & Harding commenced an action to recover $6,326,000, which includes $1,604,000 as cost to complete after the Company left the job, $2,790,000 for delay and other damages, $234,000 as liquidated damages under the "time of the essence" provision to the contract and $1,698,000 for claims by other subcontractors for delay. The Company has commenced a separate action for $1,878,872 representing extras and retainage due, $1,488,775 on the mechanic's lien, and $667,000 and $92,500 for interference with contracts of Wheeling Corrugated and Canam Steel.

Claim Against and By State Insurance Fund

          In December 1995, the Commissioners of the State Insurance Fund of New York for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, the Company, Metro Steel Structures, Ltd. (now known as the Company), One Carnegie, and others in the US District Court for the Southern District of New York, alleging that certain workers* compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against the Company, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. The Company, Messrs. Polito, and all other defendants are defending against this action and believe that State Insurance Fund's legitimate claims should not exceed $300,000.

          A settlement conference was requested by plaintiff's counsel and the parties have met on several occasions to discuss settlement. Plaintiff's counsel requested that the defendant submit documentary evidence to support its position and the same has now been furnished to plaintiff's counsel. This submission supports defendant's contention that its liability for premiums should not exceed three hundred thousand dollars. Active negotiations are in their final stages and plaintiff's counsel is in the process of drafting final settlement documents. The Company believes this matter will likely be settled with a modest cash payment to be made to the plaintiff (less than $60,000.00) on the signing of settlement documents. Any additional payments would involve assignments of portions of current accounts receivable, to be due and payable only when received and any balances then remaining would be payable at the end of five years. It is expected that based upon current negotiations a final settlement of all the terms and conditions will be in place by the end of this year but until all settlement documents are formally and finally executed, no assurances may be made.

Subpoena by the Securities and Exchange Commission and Grand Jury Subpoena

          The Company effected an underwritten initial public offering of its securities in August, 1995 (the "IPO"). On July 15, 1997, as part of an inquiry into the activities of a principal underwriter of the IPO, the Securities and Exchange Commission (the "SEC") issued an Order of Private Investigation relating to such underwriter and three companies, including the Company, in which the underwriter had acted as principal underwriter. Prior to the SEC issuing its Order of Private Investigation, the Company and its officers and directors have fully cooperated with the Commission in connection with its present inquiry.

          In January 1998, pursuant to a formal order by the SEC in the Matter of Cable & Co. Worldwide Inc. and certain other issues, N.Y.-6385, the Company was subpoenaed by the SEC to produce certain records. The companies subject to the subpoena each had their initial public offerings underwritten by the same underwriter, the subpoena was complied with and there has been no follow up from the SEC. At this juncture, the inquiry is too preliminary to form any judgments or assessments regarding any possible liability of the Company.

Grand Jury Subpoena

          In September 1998, the Company received a Grand Jury Subpoena Duces Tecum from the United States District Court for the Eastern District of New York and a search warrant, for the records of the Company and USABG and any affiliated companies as well as those of Joseph Polito. The Company believes that the Grand Jury investigation is related to general subject matter the same as the SEC investigation. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. In view of the fact that this investigation appears to be in its initial stage, at this juncture the investigation is too preliminary to assert any judgment or assessments regarding any possible liability of USABG and the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was quoted on the Nasdaq National Stock Market until November 30, 1998. The following table sets forth representative high and low sales price quotes as reported by a market maker, during the period from August 9, 1995 through November 30, 1998. Price quotations reflect prices between dealers and do not include resale mark-ups, mark-downs, or other fees or commissions.


                                                            Common Stock
                                                     ---------------------------
         Calendar Period                               Low                 High
         ---------------                               ---                 ----

                1997

         01/01/97-03/31/97                           1   3/8             2   3/4
         04/01/97 - 06/30/97                         1  9/16             2   5/8
         07/01/97 - 09/30/97                         2  3/16             2 23/32
         10/01/97 - 12/31/97                           15/16             2   3/4
                1998

         01/01/98 - 03/31/98                         1 13/32             3   3/8
         04/01/98 - 06/30/98                         1   1/2             1  5/16
         07/01/98 - 09/30/98                         1  3/16             1  3/16
         10/01/98 - 11/30/98                             1/4                7/16


         In October 1997, the Company's Board of Directors adopted a resolution decreasing the exercise price of the outstanding Warrants from $6.00 to $3.00. No other terms of the Warrants were amended. In addition, the Board authorized the Company to prepare and file a Post-Effective Amendment to its registration statement to update the information therein enabling the Warrants to become exercisable. Each Warrant entitles the holder thereof to purchase one share of the Company's Common Stock, at an exercise price of $3.00 per share, until August 8, 2000. The Warrants and the Common Stock underlying same are in registered form pursuant to the terms of a Warrant Agreement executed by and between the Company and North American Transfer Co., as warrant agent, so that the holders of the Warrants will receive unrestricted shares of Common Stock upon their exercise thereof and payment therefor. No value was attributed to the Warrants as of the date of the decrease in exercise price to $3.00 per share as the market price of the Common Stock for a substantial period of time prior to the decrease was less than $3.00 per share.

         As of November 24, 1998, there were 45 registered holders of record of the Company's Common Stock, $.001 par value, which number, determined by stockholder records, does not include beneficial owners of the Common Stock whose shares are held in names of various security holders, dealers, and clearing agencies. The Company believes there are in excess of 500 such beneficial holders of the Common Stock.

         Effective November 30, 1998, the Company's Common Stock was delisted for failure to meet the maintenance criteria. The Nasdaq delisting panel was of the opinion that the Company failed to present a plan which would enable it to comply with the bid price, market value of public float and filing requirements within a reasonable period of time and to sustain compliance with all requirements for continued listing on The Nasdaq Small Cap Market over the long term. The Common Stock is currently listed on the "pink sheets" and the Company intends to reapply to the OTC Bulletin Board for listing after filing its 10-K for the year ended June 30, 1998 ("Fiscal 1998") and 10-Q for the period ended September 30, 1998.

         The Company has paid no dividends for the last two fiscal years or in the first quarter of fiscal 1998; nor does it have any present plan to pay such dividends. Payment of future dividends will be determined from time to time by the Company's Board of Directors based upon its future earnings, if any, financial condition, capital requirements, and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, limited cash flow and acceptance of the Company's products.

         The Company's operations are substantially controlled by Joseph M. Polito, its President, since he owns approximately 66.3% of the outstanding shares of USABG and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ. RSJJ leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on December 31, 1998. Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August 1, 1995), Crown and AGLI which provided services to the Company for the years ended June 30, 1998 and 1997.

         The Company commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas. Though formed to operate as a general contractor, the Company has operated primarily as a subcontractor and as a prime contractor on two projects. As of June 30, 1998, the Company has completed in excess of twenty-one (21) projects with an aggregate project value of approximately $40,000,000 and is currently engaged in two (2) projects with an aggregate value of approximately $11,600,000 (inclusive of change orders). The Company plans to maintain its subcontractor presence in the steel industry; however, it intends also to focus on obtaining projects as a general contractor.

         As of June 30, 1998, the backlog balance on these two contracts amounted to $877,000. Such contracts are expected to be completed during January and February 1999.

         In December 1996, the Company obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from UAGC for its general contracting projects. This commitment allowed the Company to pursue those general contracting projects in the public and private sectors which require Performance Bonds. However, since New York State and City agencies require bonds from bonding companies licensed by the State of New York and UAGC is not a New York licensed bonding company, the Company has been unable to bid as a general contractor on projects for New York State and New York City agencies. The Company has approached several New York licensed bonding companies, but as of the date hereof, has not been approved by any company to receive bonding.

         The UAGC bonding commitment ceased as a result of UAGC's filing for bankruptcy. Accordingly, the Company currently does not have any bonding. The Company's current financial condition may prevent the Company from obtaining future bonding.

         Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies. For the years ended June 30, 1998 and 1997, the Company obtained new contracts valued at only approximately $115,000 and 1,113,000, respectively. The Company did not obtain any material new contracts for the year ended June 30, 1998 because it did not provide the lowest bids for the projects for which it submitted same and as a result of its inability to obtain bonding. The Company continues to bid on available contracts, however, there can be no assurance that it will be able to obtain any.

         The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

         Backlog balance at July 1, 1997                                                   $    6,088,048
         Change orders to contracts in progress at July 1, 1997                                11,219,030
         New contracts during the year ended June 30, 1998                                        114,686
                                                                                           --------------
                                                                                               17,421,764
         Less: contract revenue earned during the year ended June 30, 1998                     16,544,354
                                                                                           --------------

         Backlog balance at June 30, 1998                                                  $      877,410
                                                                                           --------------

         The change orders for the year ended June 30, 1998 amounted to approximately $6,400,000 for Eklecco and a total of approximately $4,800,000 for the remaining projects, primarily Grand Central and Louis Vuitton. In January 1998, due to certain project disputes, the Company received a contract termination letter from the general contractor for the Korean Mission project. The dispute arose from the delivery, by a subcontractor, of improperly fabricated steel to the Company. As a result of the dispute, the general contractor on the project subcontracted the steel fabrication and erection to a third party in breach of its contract with the Company. The Company intends to seek legal redress from the steel fabricator and from the general contractor. The Company expects to complete the Grand Central and Louis Vuitton projects by February 1999.

         The Company's failure to obtain new contracts could have a material impact on net revenues and income from continuing operations in the future if this trend continues. The Company's current backlog and the expected collection on liens over the next six to twelve months is not anticipated to be sufficient to meet its operating needs and accordingly raises the issue about the Company's ability to continue as a going concern.

         The Company recognizes revenue and costs for all contracts under the percentage of completion method measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts became known.

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. The current liability, "billings in excess of costs and estimate earnings on uncompleted contracts," represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.

         An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be estimated. The Company has elected not to recognize any portion of the revenue associated with such unapproved change orders and claims until the amounts have been received or awarded. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer-caused delays, errors in specifications and designs, contract terminations, or change orders which are either in dispute or unapproved.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

         Contract revenues for the years ended June 30, 1998 and 1997 amounted to $16,544,354 and $15,455,699, respectively. This represents an increase of $1,088,655 (or approximately 7%). During the year ended June 30, 1998, the Company obtained new contracts and change orders to previous contracts aggregated approximately $11,333,716 which have been substantially completed as of June 30, 1998. (See Backlog Schedule)

         Below is a summary of the Company's billings and collection for the year ended June 30, 1998:

                       Gross Contract and                    Allowance for               Net Contract
                      Retainable Receivable                  Uncollectibles               Receivables
                      ---------------------                  --------------               -----------
Balances at
June 30, 1997              $ 11,249,297                        $ 2,287,000                $ 8,962,297

Billings for the
year ended                   19,830,745                          2,377,932                 17,452,813

Collections for the
year ended                  (15,838,909)                                --                (15,838,909)
                           ------------                        -----------                -----------

Balances at
June 30, 1998                15,241,133                          4,664,932                 10,576,201

Less: Non-current
Current Portion              10,876,108                          2,444,169                  8,431,939
                           ------------                        -----------                -----------

Current Portion            $  4,365,025                        $ 2,220,763                $ 2,144,262
                           ============                        ===========                ===========

         As of June 30, 1998, the Company increased its allowance for uncollectibles up to $4,664,932 to reserve for the potential uncollectibility of certain receivables for which mechanic's liens were filed and for the settlement of certain mechanics liens on a certain job subsequent to year end. Through December 31, 1998, the Company collected approximately $1,600,000 which includes the settlement of a mechanic lien for $525,000 before legal expenses and other costs. For the years ended June 30, 1998 and 1997, the Company had three unrelated customers, respectively, which accounted for approximately 61%, 14% and 17% and 53%, 19% and 15%, respectively, of total revenues. As of June 30, 1998 the Company had two unrelated customers which accounted for approximately 65% and 11% of total net contract and retainage receivables.

         The Company's gross profit for the years ended June 30, 1998 and 1997 amounted to 22% and 28%, respectively. The decrease in gross profit for the year ended June 30, 1998 as compared to the year ended June 30, 1997 is primarily a result of the effect of change orders and adjustments to estimated costs, as well as the interruption and termination of certain jobs.

         General and administrative expenses have increased by $503,361 (or 16%) to $2,839,425 for the year ended June 30, 1998, from $2,336,064 for the year ended June 30, 1997. The increase in general administration costs is mainly attributable to the amortization of stock based compensation to officers and employees of the Company in connection with stock issued pursuant to the Company's Incentive Plan and an increase in legal and professional fees associated with the settlement of a mechanic's lien filed by the Company during its year ended June 30, 1997.

         The Company's bad debt expense amounted to $2,376,187 for the year ended June 30, 1998 as compared to $1,287,000 for the year ended June 30, 1997. The allowance for doubtful accounts at June 30, 1998 is based on a review of the Company's aging of its receivable, various mechanic liens filed, and the settlement of previously accounts receivables for which mechanic liens were placed. Lastly, as of June 30, 1998, the Company has classified a portion of its contracts receivables as non-current since the Company cannot reasonably estimate the timing such receivables will be collected as a result of various mechanic liens filed.

         The Company's interest expense increased to $263,661 for the year ended June 30, 1998 as a result of the interest accrued on its newly issued notes payable in connection with unpaid union dues and interest expense associated with unpaid payroll taxes.

         As of June 30, 1998, the Company has recorded a non-recurring charge amounting to $300,000 associated with an estimated potential settlement with an ongoing lawsuit with the State Insurance Fund for unpaid insurance premiums for prior years.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 1998 the Company generated a net loss amounting to $2,093,969 after recording a bad debt expense amounting to $2,376,187 in connection with the settlement of certain contract receivable and by increasing its allowance for bad debts as a result of various mechanic's liens placed on completed contracts during the year ended June 30, 1998 and the recording of a non-recurring charge of $300,000 for a potential settlement of unpaid insurance resulting from an ongoing lawsuit from the State Insurance Fund.

         Additionally, as of June 30, 1998, the Company has a working capital deficiency amounting to approximately $3,207,294. The Company has recorded certain contracts and retainages receivables as non-current since the timing of their collectibility cannot yet be determined as a result pending litigations in connection with claims and pending change orders. As of June 30, 1998, the Company's backlog amounted to approximately $877,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun. Lastly, as of June 30, 1998, the Company owes approximately $2,154,856 of payroll taxes and related penalties and interest. Certain taxing authorities have filed certain liens against the Company as a result of the unpaid payroll taxes.

         The Company is aggressively trying to obtain additional contracts in order to mitigate its low backlog and is vigorously attempting to settle disputes in connection with mechanics' liens placed on certain projects in order to collect its receivables and liquidate its payroll taxes, however, there can be no assurance that it will be able to obtain additional contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         The timing of the collectibility of $8,431,939, which represents the noncurrent amount of receivables (net of allowances) associated with mechanic's liens placed by the Company on certain jobs, cannot be determined by the Company due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project.

         The allowance for doubtful accounts was increased to $4,664,932 at June 30, 1998 from $2,287,000 at June 30, 1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables subsequent to year end. No further adjustments to the allowance have been deemed necessary by management as of June 30, 1998.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of contracts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible. The accrued and unpaid rent has been settled by the Company with USABG issuing stock to its landlord, RSJJ. As of June 30, 1998, the Company owes approximately $2,154,856 of payroll taxes and related estimated penalties and interest. As of June 30, 1998 and subsequent thereto, federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although as of June 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments based on oral agreements and available funds.

         In December 1997, the Company entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from the EklecCo project as well as $1,750,000 of the Company's related mechanic's lien (which was discharged on the lien-debtor's payment of a bond with the court). Upon the distribution of any funds under such bond, the Union will be repaid any balance it is owed, in full, and the Company shall receive the remainder thereof. The Company will receive credit for any payments received by the Union related to the assigned portion of the bond. The amount outstanding at June 30, 1998 is $1,575,000, of which $300,000 has been classified as current and $1,275,000 as non-current.

         During the two years ended June 30, 1998 and 1997, the Company issued shares for services as follows:

         (i) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered 125,000 common shares underlying options of its President pursuant to the Company's Incentive Plan. The options were granted December 2, 1996 and were exercisable at $1.10 per share (110% of the bid price of $1.00 per share on November 27, 1996) and expire on November 27, 2001. These options were exercised on March 25, 1997 resulting in the Company issuing 125,000 shares of common stock.

         (ii) During June 1997, pursuant to an agreement with RSJJ to settle $480,000 in accrued rent, the Company issued 270,000 shares of its common stock to USABG for the cancellation of the debt owed to RSJJ. USABG, in turn, issued 50,000 shares of its common stock to its President and 37,500 shares of common stock to RSJJ. RSJJ then transferred all of such common shares to its mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. These shares have been valued at $480,000 which represents the amount of unpaid rent as of December 31, 1997.

         (iii) During December 1997, the Company authorized the issuance, in its third quarter, of 290,000 shares of Common Stock, pursuant to its Incentive
Plan. Of the 290,000 shares issued in March 1998 to management, 150,000 were issued to the Company's President, 70,000 were issued to the Company's Secretary, and 70,000 were issued to the Company's Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. The Company also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register for resale the 290,000 common shares issued pursuant to the Company's Incentive Plan. In addition to the foregoing, the Company also authorized the issuance of 50,000 common shares to certain of its employees and consultants. In connection with these issuances, the Company recorded deferred compensation and consulting expenses amounting to approximately $459,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 10% discount in order to reflect their fair value as a result of their restrictions at time of issuance. The above shares, which do not vest immediately and were recorded as deferred compensation, are being amortized over the vesting period. For the year ended June 30, 1998, compensation and consulting expense amounted to $291,215.

         (iv) During February 1998, the Company issued 106,667 shares of its common stock to USABG, as consideration to USABG, for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the value of the rent otherwise due under the lease which amounted to $240,000.

         Net cash provided by operating activities for the year ended June 30, 1998 and 1997 amount to $8,289 and $58,821 respectively.

         The Company used 745,338 in cash for financing activities for the year ended June 30, 1998. Such cash used primarily for advances made to USABG, principal payments on long term debt and repayment and advances to officer and affiliates. For the year ended June 30, 1997, the Company provided $520,416 of cash from officer and related parties.

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below.

Litigations

39th St. Bridge

         This action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names The Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. The Company*s claim for relief in this action was $844,932. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. On October 7,
1998, USABG entered into an agreement with Perini whereby USABG agreed to release and discharge in full its claims against Perini for 20% of the net amount to be recovered and collected by Perini in connection with Perini's action against the City of New York.

Robert Moses Causeway

         This action was commenced May 9, 1997, and involves money due to The Company for work it performed at the Robert Moses Causeway Project. The Company filed a mechanic's lien in the amount of $279,346. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. The action against Kiska Construction Corp. seeks foreclosure of the mechanic's lien and a judgment for the amount of $279,346 against Kiska Construction Corp. and the bonding company, Seaboard Surety Company. Currently, USABG is in the process of completing pre-trial discovery. The Company intends to prosecute the action until such time as a judgment or settlement can be obtained.

Claims By Perini Corporation

         On February 7, 1997, Perini Corporation filed an action against The Company and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini*s claims against The Company total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. The Company has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above. (See above "Mechanics Liens").

Claims by and against EklecCo

         This action involves work performed by The Company at the Palisades Mall in Nyack, New York. This action was commenced ins October, 1997 by EklecCo (f/k/a Pyramid Company of Rockland) seeking to vacate The Company's mechanic's lien in the amount of $13,640,747, seeking judgment in the amount of $500,000,000 for violations of contract, interference of contract and punitive damages. Thereafter, The Company served an answer with counterclaims seeking to foreclose on its $13,640,747 mechanic's lien, seeking a judgment in the amount of $13,640,747 relating to work performed at the project, seeking $1,420,000 in bonus money promised to The Company and seeking punitive damages. The Company's mechanic's lien was reinstated by the court and a bond was purchased by EklecCo and issued for the amount of the lien, plus interest. USABG is currently in the process of pre-trial discovery, which is scheduled to be completed by June 1999. The Company intends to vigorously defend against EklecCo's claims as well as vigorously prosecute its claims against EklecCo.

Humphreys & Harding, Inc. Claim against The Company

         The Company performed the steel erection work to construct the Republic of Korea Permanent Mission to the United Nations at 335 East 45th Street, Manhattan. Humphreys & Harding commenced an action to recover $6,326,000, which includes $1,604,000 as cost to complete after The Company left the job, $2,790,000 for delay and other damages, $234,000 as liquidated damages under the "time of the essence" provision to the contract and $1,698,000 for claims by other subcontractors for delay. The Company has commenced a separate action for $1,878,872 representing extras and retainage due, $1,488,775 on the mechanic's lien, and $667,000 and $92,500 for interference with contracts of Wheeling Corrugated and Canam Steel.

Claim Against and By State Insurance Fund

         In December 1995, the Commissioners of the State Insurance Fund of New York for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, The Company, Metro Steel Structures, Ltd. (now known as The Company), One Carnegie, and others in the US District Court for the Southern District of New York, alleging that certain workers* compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against The Company, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. The Company, Messrs. Polito, and all other defendants are defending against this action and believe that State Insurance Fund's legitimate claims should not exceed $300,000.

         A settlement conference was requested by plaintiff's counsel and the parties have met on several occasions to discuss settlement. Plaintiff's counsel requested that the defendant submit documentary evidence to support its position and the same has now been furnished to plaintiff's counsel. This submission supports defendant's contention that its liability for premiums should not exceed three hundred thousand dollars. Active negotiations are in their final stages and plaintiff's counsel is in the process of drafting final settlement documents. The Company believes this matter will likely be settled with a modest cash payment to be made to the plaintiff (less than $60,000.00) on the signing of settlement documents. Any additional payments would involve assignments of portions of current accounts receivable, to be due and payable only when received and any balances then remaining would be payable at the end of five years. It is expected that based upon current negotiations a final settlement of all the terms and conditions will be in place by the end of this year but until all settlement documents are formally and finally executed, no assurances may be made.

Subpoena by the Securities and Exchange Commission and Grand Jury Subpoena

         The Company effected an underwritten initial public offering of its securities in August 1996 (the "IPO"). In January 1998, as part of an inquiry into the activities of a principal underwriter of the IPO, an Order of Private Investigation was issued by the SEC relating to such underwriter and three companies, including the Company, in which the underwriter had acted as principal underwriter, in which The Company was subpoenaed by the SEC to produce certain records. The Company and its officers and directors have fully cooperated with the SEC and there has been no additional inquiry from the SEC. At this juncture, the inquiry is too preliminary to form any judgments or assessments regarding any possible liability of the Company.

         In September 1998, the Company and USABG received a Grand Jury Subpoena Duces Tecum from the United States District Court for the Eastern District of New York and a search warrant, for the records of The Company, USABG and any affiliated companies as well as those of Joseph Polito. The Company believes that the Grand Jury investigation is in connection with an investigation of the underwriter pending in the United States District Court for the Southern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. In view of the fact that this investigation appears to be in its initial stage, at this juncture the investigation is too preliminary to assert any judgment or assessments regarding any possible liability of USABG and the Company.

ITEM 7. FINANCIAL STATEMENTS

         See Item 13 for Financial Statements for the fiscal year ended June 30, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

         The names, ages, and positions of the Company's Executive Officers and Directors are as follows:

                                                     Position with the
Name                                Age              Company
----                                ---              ----------------------

Joseph M. Polito                    64               President and Director
Ronald J. Polito                    39               Secretary and Director
Steven J. Polito                    36               Treasurer and Director
Marvin Weinstein                    66               Director
Ronald Murphy                       56               Director


         All Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining Directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Corporation, except that Joseph Polito is the father of both Steven and Ronald Polito. The Company has an audit committee and compensation committee, both of which include the outside Directors and Ronald Polito as the inside Director.

         Joseph M. Polito has been the president and a Director of the Company since its inception in 1990, and prior to the Acquisitions in April 1994, he was the sole shareholder of the Company. He has been the President and Director of USABG since April 1994. Mr. Polito oversees all of the Company's operations. Since 1988, Mr. Polito has been a 50% shareholder of Crown, a company which leases cranes for construction projects to the Company. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment to the Company. Mr. Polito has also been the president and sole Director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to The Company. Since 1983, Mr. Polito has been the president and 100% shareholder of RSJJ, a company which owns and leases real property.

         Since 1976, Mr. Polito has been a member of the Allied Building Metal Industries, Inc. ("ABMII"), a trade association which has the authority to negotiate with the unions in order to better the construction industry. He was the president of same from 1992 until 1993. Since approximately 1987, Mr. Polito has been the Chairman of the Steel Institute of New York, a trade association similar to ABMII. From the mid-1980's to the mid-1990's, Mr. Polito was a member of the Building Trades Association Joint Safety Committee. Since the mid-1980's he has served on the Council of Presidents of New York Building Congress, Inc. Since the mid-1970's, Mr. Polito has been a member of the International Union of Structural Ironworkers, locals 40, 361, and 417: he has been co-chairman since the early 1990's.

         Ronald J. Polito has been the secretary and a Director of the Company since its inception in 1990. He has been the Secretary and a Director of USABG since April 1994. Mr. Polito oversees the daily progress on all projects and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. Since its inception in 1994, Mr. Polito has been the secretary and a Director of MD. From its inception in 1990 until March 1995, he was also the treasurer of The Company. Since December 1990, Mr. Polito has been the secretary of One Carnegie and Waldorf. Since 1983, Mr. Polito has been the secretary of RSJJ. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. He is the son of Mr. Joseph Polito.

         Steven J. Polito was elected treasurer of the Company in March 1995. He has been Treasurer of USABG since March 1995 and a Director of USABG since April 1994. Mr. Polito oversees the daily operations for projects in process and projects completed, including purchasing and leasing of materials and machinery and the distribution of labor. He had previously been a Project Manager and has been a Director of the Company since its inception in 1990. Since its inception in 1994, Mr. Polito also has been the treasurer and a Director of MD. Since 1988, Mr. Polito has been the treasurer of One Carnegie, Waldorf, and RSJJ. He is the son of Mr. Joseph Polito.

         Marvin Weinstein was elected Director of the Company and USABG in January 1998. Mr. Weinstein was the President and sole shareholder of M. Weinstein Associates from 1988 to 1996. This company provided consulting services to the companies in the steel industry. Mr. Weinstein retired in 1996. Neither the Company nor USABG engaged M. Weinstein Associates to provide any consulting services.

         Ronald Murphy was elected Director of the Company in February 1988. Mr. Murphy has been a private investigator since 1997. Prior thereto, from 1983 to 1996, Mr. Murphy was involved in the construction industry. From 1993-1996, he was Field Operations Supervisor for The Steel Institute of New York. From 1983-1993, he was office manager and supervisor for Crown and Atlas Gem, respectively. Prior to entering the construction industry, from 1966 to 1982, Mr. Murphy was a New York City police officer.


Significant Employees of the Company

         Richard Miller has been an employee of the Company since September 1997. When Falcon was formed, he became a chief executive officer thereof.


         Thomas J. Hayes has been a chief estimator, project manager, vice president in the structural steel industry (fabrication and erection) for forty years with such companies such as Grand Iron Works, Pecker Iron Works, Gem Steel Erectors, Polito Enterprises, Waldorf Steel Fabricators, and at present the Company.

         As permitted under New York Business Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation.

         Insofar as indemnification for liabilities arising under the Act may be permitted to Directors, Officers, and controlling persons of the Company, pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a Director, Officer, or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such Director, Officer, or controlling person in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue by such court.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(i) of Regulation S-B) compensation awarded to, earned by, or paid by the Company during the years ended June 30, 1998, 1997, and 1996.

                                           Summary Compensation Table

                                        Annual Compensation
                           ------------------------------------------------
     (a)           (b)        (c)              (d)                (e)               (f)             (g)
Name                                                                            Restricted
and Principal                                                 Other Annual         Stock          Options/
Position          Year     Salary ($)        Bonus ($)      Compensation($)     Awards($)(1)      SARS (#)
--------          ----     ----------        ---------      ---------------     ------------      --------
Joseph Polito     1998      $364,000            -             $125,585(2)
President and     1997       330,000            -               68,642(2)        $175,000
Director          1996       300,000            -              111,911(2)

Ronald Polito     1998      $107,800            -             $ 21,407(3)
Secretary and     1997       118,800            -               26,631(3)          $4,375
Director          1996       125,000            -               13,071(3)               -              -


Steven Polito     1998      $ 84,915            -             $  4,768(4)
Treasurer and     1997        86,580            -                8,572(4)         $4,375(
Director          1996        94,000            -                8,275(4)              -               -

---------------

(1) At the end of the fiscal year, Joseph M. Polito held 205,000 shares of Restricted Stock valued at $243,438. Ronald Polito and Steven Polito held 70,000 and 70,000, respectively, of Restricted Stock valued at $83,125. Valuations are based on the closing bid price of Common Stock ($1.1875) on June 30, 1998.

(2) Includes (i) the payment of premiums on a life insurance policy of $65,969, $10,722, and $54,362 for the years ended June 30, 1998, 1997, and 1996, respectively; (ii) the payment of travel expenses of $50,000, $50,000, and $50,000 for the years ended June 30, 1998, 1997 and 1996, respectively; (iii) the payment of an automobile lease of $9,616, $7,920 and $7,549 for the years ended June 30, 1998, 1997 and 1996, respectively; and (iv) the issuance of 37,500 shares of Common Stock. . See "-Employment and Consulting Agreements."

                                        (Footnotes continued from previous page)

(3) Includes (i) payments on the lease of an automobile of $4,059, $5,416 and $5,416 for the years ended June 30, 1998, 1997, and 1996, respectively; (ii) the payment of premiums on a term life insurance policy of $10,148, $8,510, and $4,684 for the years ended June 30, 1998, 1997, and 1996, respectively; and (iii) a travel allowance of $7,200, $12,705, and $2,971 for the years ended June 30, 1998, 1997 and
         1996, respectively.

(4) Includes (i) the payment of an automobile lease of $1,768, $5,304, and $5,304 for the years ended June 30, 1998, 1997 and 1996, respectively; and (ii) a travel allowance of $3,000, $3,268, and $2,971 for the years ended June 30, 1998, 1997, and 1996, respectively.

                  The following table contains information with respect to employees of the Company and options held as of June 30, 1998.

                                     AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                                                AND FY-END OPTION/SAR VALUES

         (a)                    (b)                     (c)                      (d)                           (e)
                                                                                                             Value of
                                                                                                        Unexercised In-The-
                                                                              Number of                        Money
                                                                             Unexercised                  Options/SAR's at
                                                                         Options/SAR's at FY-                 FY-End($)
                       Shares Acquired on              Value            End (#) Exercisable/                 Exercisable/
        Name             Exercise (#)             Realized($)               Unexercisable                 Unexercisable (1)
        ----             ---------------          --------------            -------------                 -----------------
Joseph M. Polito               --                       --                    25,000/25,000                        --

------------

(1) Based on the closing price of Common Stock ($1.1875) on June 30, 1998 as reported by a market maker. Since the Options are exercisable at $5.50, there is no value to such options as of such date.


         Joseph Polito entered into an employment agreement with the Company dated April 4, 1995, whereby Mr. Polito agreed to devote 80% of his business time to the affairs of the Company. The agreement is for a term of approximately three years and expires on June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1996 with 10% yearly escalation, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received stock options under the Company's 1994 Senior Management Incentive Plan to purchase 25,000 shares at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of the Company. The Company shall pay to Mr. Polito a monthly draw of $10,000 against the bonus.

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

1994 Senior Management Incentive Plan

         In  December  1994,  the  Board of  Directors  adopted  the  Management
Incentive Plan (the "Management Plan") which was thereafter approved by shareholder consent. The Management Plan provides for the issuance of up to 1,000,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to Executive Officers and other key employees.

         The adoption of the Management Plan was prompted by the Company's desire (i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Company; and (ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding Executive Officers without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer Executive Officers a personal interest in the Company's growth and success through the grant of stock options and/or other rights pursuant to the Management Plan. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice Presidents of the Company) who perform services of special importance to the Company will be eligible to receive compensation under the Management Plan. As of the date of this Prospectus, the Company's Officers and Directors are Joseph Polito, Ronald Polito, Steven Polito, Marvin Weinstein, and Ronald Murphy, though the Management Plan also includes Messrs. Bauer, Panayi, and Kubilus. A total of 1,000,000 shares of Common Stock will be reserved for issuance under the Management Plan.

         Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if such a committee is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine (i) the recipients of the awards; (ii) the nature of the awards to be granted; (iii) the dates such awards will be granted;
(iv) the terms and conditions of the awards; and (v) the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject - in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of a disinterested persons as set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act - to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required.

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

         On December 2, 1996, the Company granted to Joseph Polito, the Company's president, an option to purchase 125,000 shares at an exercise price of $1.10 per share (110% of the ten market price) in accordance with the Management Plan. The shares were registered for resale pursuant to a Form S-8 registration statement filed in February 1997. On March 25, 1997, Mr. Polito exercised the option. On April 11, 1997, Mr.
Polito re-sold 60,000 of these shares.

         In December 1997, the Company authorized the issuance, in its third fiscal quarter, of 340,000 shares of Common Stock to management and certain employees and consultants of the Company. 290,000 of such shares were issued pursuant to the Company's Management Plan as follows: 150,000 were issued to the Company's President, 70,000 were issued to the Company's Secretary, and 70,000 were issued to the Company's Treasurer. The remaining 50,000 shares were issued to employees and consultants. The Company also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement filed in February 1997, wherein the sale of the aforesaid shares is to be registered.

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

                            PRINCIPAL SECURITYHOLDERS

         The following table sets forth information with respect to the beneficial ownership of shares of Common Stock by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Officers and Directors as a group. Except to the extent indicated in the footnotes to the following table, each of the individuals listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his name.

                                                              Percent of Common
Name and Address                  Number of Shares Owned        Stock Owned (1)
----------------                  ----------------------        ---------------


USABG Corp. (1)(2)
53-09  97th Place                         1,562,332                  56.8%
Corona, New York 11368

Joseph M. Polito (2)
c/o USABG Corp.
53-09  97th Place                         1,562,332                  56.8%
Corona, New York 11368

Steven J. Polito
c/o USABG Corp.                              70,000                   2.5%
53-09  97th Place
Corona, New York 11368

Ronald J. Polito
c/o USABG Corp.                              70,000                   2.5%
53-09  97th Place
Corona, New York 11368

Marvin Weinstein
c/o USABG Corp.                                --                  --
53-09  97th Place
Corona, New York 11368

Ronald Murphy
c/o USABG Corp.                                --                  --
53-09  97th Place
Corona, New York 11368

All Officers and Directors
as a group (5 persons)                    1,702,332                  61.9%


(1) Includes (i) 205,000 shares of Common Stock issued to Joseph M. Polito, as President of the Company, 55,000 of which shares were issued pursuant to the exercise of an option granted pursuant to the Management Plan and 150,000 of which shares were issued pursuant to the Management Plan; and (ii) 25,000 shares issuable to Mr. Polito upon exercise of a vested option. See "Certain Relationships and Related Transactions."

                                                  (footnotes from previous page)


(2) Joseph Polito owns approximately 62.8% of the outstanding shares of Corp. and may be considered the beneficial owner of the shares of the Company owned by USABG. Includes 25,000 shares issuable upon exercise of a vested option granted to Joseph Polito. See "Certain Relationships and Related Transactions."


Employment and Consulting Agreements

         Joseph Polito entered into an employment agreement with the Company dated April 4, 1995, whereby Mr. Polito agreed to devote 80% of his business time to the affairs of the Company. The agreement is for a term of approximately three years and terminated on June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1998 with 10% yearly escalation, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received a stock option under the Company's 1994 Senior Management Incentive Plan to purchase 6,250 shares at $22.00 per share, vesting at the rate of 1,875 in each of April 1996 and 1997 and 2,500 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of the Company. The Company shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. The Company and its President extended the agreement for an additional three years until June 30, 2001 under the same terms.

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

         Steven and Ronald Polito receive annual salary compensations of approximately $94,000 and $125,000, respectively, from the Company, which compensation levels commenced in March 1995 and April 1994, respectively. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and travel expenses. Ronald Polito receives the payment of premiums on a life insurance policy of which he chooses the beneficiaries. Neither individual has entered into an employment agreement with the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During the years ended June 30, 1998 and 1997, the Company paid $154,856 and $214,000, respectively, to Crown for leasing cranes necessary to perform steel erection services. Joseph M. Polito owns 50% of Crown.

         During the years ended June 30, 1998 and 1997, the Company paid $44,000 and $35,000, respectively, to AGLI for certain machinery necessary to perform steel erection services. AGLI is wholly-owned by Joseph M. Polito.

         As of June 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of June 30, 1998, such advances amounted to $126,489.

         As of June 30, 1998, the total due to officers and affiliates, amounting to $386,457, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

         As of June 30, 1998, the Company has advanced $405,458 to its parent, USABG. Such advances bear no interest and are due on demand.

         Included in general and administrative expenses is rent expense paid in cash and stock by the Company pursuant to a signed lease agreement with RSJJ, a company owned by the Company's President. The lease expires December 31, 1998. Rent expense for both years ended June 30, 1998 and 1997 amounted to $240,000.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

                                                                     Page
                                                                     ----

         Independent Auditors Report                                  F-1
         Balance Sheet                                                F-2
         Statements of Operations                                     F-3
         Statement of Stockholders* Equity                            F-4
         Statements of Cash Flows                                  F-5 - F-6
         Notes to Financial Statements                             F-7 - F-24

(b)      During the last quarter, the Company filed no reports on Form 8-K.

(c) All exhibits, except those designated with an asterisk (*) which are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 - dated August 9, 1995 under file No. 33-89230-NY (the "SB-2") - or are incorporated herein, pursuant to 17 C.F.R. '230.411, by reference to the document wherein same were initially filed. All exhibits which do not include an * or specific reference are incorporated by reference to the SB-2.

         3.1        Certificate of  Incorporation of the Company filed September
                    4, 1990.
         3.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed January 31,1995.
         3.3        By-Laws of the Company.
         3.3        Specimen Common Stock Certificate.
         4.1        Specimen Redeemable Common Stock Warrant Certificate.
         4.3 Form of Redeemable Common Stock Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
         4.4        Form of Special Warrant.
         4.6        USABG Corp. note issued in January 1995.
         4.7        Form of Promissory  Note sold in Private  Placement in March
                    1995.
         4.8        Stock option and Agreement issued to Joseph Polito.

         10.2       Stock Purchase Agreement between Corp. and the Company.
         10.3       Employment Agreement of Joseph Polito.
         10.4       Lease  Agreement  between the Company  and  R.S.J.J.  Realty
                    Corp.
         10.5       The Company Incentive Stock Option Plan.
         10.6       Agreement  between  Iron  Workers  Local  Union  40 and  the
                    Company.
         10.7 Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D, International Union of Operating Engineers, AFL-CIO and the Company.
         10.8       Agreement between Local 780 and the Company.
         10.9 Subcontractor agreement between the Company and McKay Enterprises, Inc., with respect to the reconstruction of 4th Avenue Bridge.
         10.10 Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of Stillwell Avenue Station on Coney Island.
         10.11 Subcontractor agreement between the Company and Perini Corporation, with respect to the rehabilitation of 39th Street Bridge over L.I.R.R.
         10.12 Subcontractor agreement between the Company and KISKA Construction Corporation-USA, with respect to the rehabilitation of Robert Moses Causeway.
         10.13 Agreement between Atlas and the Company pursuant to the sale of contracts.
         10.14      Promissory Note issued to First Bank of the Americas.
         10.15 Subcontractor agreement between the Company and McKay Enterprises, Inc., with respect to the rehabilitation of the Kosciuszko Bridge.
         10.17 Agreement to capitalize the $400,000 debt into 320,000 shares of USABG Corp.
         10.18 Subcontractor agreement between the Company and Trataros Construction Inc. (the Williamsburg Houses project), dated April 11, 1996. (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended June 30, 1997).
         10.19 Subcontractor agreement between the Company and Hannibal Construction Co., Inc. (the "Hellgate Viaduct Structures project), dated October 30, 1996 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the year ended June 30,
                    1997).
         10.20 Subcontractor agreement between the Company and N.Y. Iron (the Indonesian Mission project), dated November 6, 1996 (Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the year ended June 30, 1997).
         10.21 Prime contractor agreement between the Company and EklecCo. (the Palisades Power Mall project), dated June 17, 1996 (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the year ended June 30, 1997).
         10.22 Subcontractor agreement between the Company and Lehrer McGovern, Bovis, Inc. (the Louis Vuitton project), dated May 15, 1996 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for the year ended June 30, 1997).
         10.23 Prime contractor agreement between the Company and Tishman Construction Corporation of New York, dated July 24, 1996 (Incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 1997).
         10.24 Subcontractor agreement between the Company and Humphreys & Harding, Inc. (the Korean Mission project), dated January 15 1997 (Incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 1997).

         10.25 Agreements, dated November 1997, by and between the Company and The Iron Workers Locals 40, 361 & 417 Joint Security Funds in connection with the EklecCo project (Incorporated by reference to the Company's Post Effective Amendment No. 2 to Form SB-2 dated April 13, 1998).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of January, 1999.


                                           USA BRIDGE CONSTRUCTION OF N.Y., INC.



                                           By:      /s/ Joseph M. Polito
                                                    --------------------
                                                    Joseph M. Polito, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 22, 1999                     By:      /s/ Ronald J. Polito
                                                    ---------------------
                                                    Ronald J. Polito,
                                                    Secretary and Director

Date: January 22, 1999                     By:      /s/ Steven J. Polito
                                                    --------------------
                                                    Steven J. Polito,
                                                    Treasurer and Director

Date: January 22, 1999                     By:      /s/Marvin Weinstein
                                                    -------------------
                                                    Marvin Weinstein, Director

Date: January 22, 1999                     By:      /s/Ronald Murphy
                                                    ----------------
                                                    Ronald Murphy, Director

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          INDEX TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                     Page
                                                                    Number
                                                                    ------

Independent auditors' report                                          F-1

Balance sheet as of June 30, 1998                                     F-2

Statements of operations for the years ended
 June 30, 1998 and 1997                                               F-3

Statement of stockholders' equity for the years ended
 June 30, 1998 and 1997                                               F-4

Statements of cash flows for the years ended
 June 30, 1998 and 1997                                            F-5 - F-6

Notes to financial statements                                     F-7 - F-24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of USA Bridge Construction of N.Y., Inc.

We have audited the accompanying balance sheet of USA Bridge Construction of N.Y., Inc., (the "Company") as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in note 12H(iii), the Company's books and records were seized in connection with a Grand Jury subpoena from the United States District Court. Grand Jury investigations can result in a range of actions from a finding of a no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. The reason for the inquiry and the outcome thereof cannot be determined as of the date of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, as of June 30, 1998 has a working capital deficiency of $3,207,294, a backlog balance of $877,410, and payroll taxes payable amounting to $2,154,856. Lastly, for the year ended June 30, 1998, the Company reported a net loss amounting to $2,093,969. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/Massella, Tomaro & Co., LLP
------------------------------
Massella, Tomaro & Co., LLP
Jericho, New York
December 18, 1998

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                  BALANCE SHEET
                                  JUNE 30, 1998



                               ASSETS
Current assets:
    Cash                                                            $     20,822
    Contracts and retainage receivable, net                            2,144,262
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            139,440
    Due from Parent Company                                              405,458
    Due from affiliates                                                  126,489
    Other current assets                                                  18,454
                                                                    ------------
         Total current assets                                          2,854,925

Long term portion of contracts and retainage receivable,
  net,                                                                 8,431,939
Office equipment and fixtures, net                                        23,767
Other assets                                                              10,366
                                                                    ------------

Total assets                                                        $ 11,320,997
                                                                    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdraft  of $36,415          $  1,239,097
    Accrued expenses                                                   1,822,670
    Payroll taxes payable                                              2,154,856
    Note payable                                                         300,000
    Due to officer and affiliates                                        386,457
    Income taxes payable                                                 148,889
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                             10,250

         Total current liabilities                                     6,062,219

Long term portion of note payable                                      1,275,000
                                                                    ------------

         Total Liabilities                                             7,337,219

Commitments and contingencies (Note 12)                                     --

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                  BALANCE SHEET
                                  JUNE 30, 1998
                                  (continued)




Stockholders' equity:
    Preferred stock $.01 par value, authorized 500,000 shares,
     issued and outstanding -0-                                             --
    Common stock $.001 par value, authorized 10,000,000 shares,
     issued and outstanding 2,749,182                                    504,494
    Additional paid in capital                                         5,402,209
    Accumulated deficit                                               (1,635,140)
                                                                    ------------
         Sub-total stockholders' equity                                4,271,563

         Less: stockholders' deductions                                 (287,785)
                                                                    ------------
         Total stockholders' equity                                    3,983,778

Total liabilities and stockholders' equity                          $ 11,320,997
                                                                    ============

                 See accompanying notes to financial statements.

                                USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                      STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30,

                                                                             1998              1997
                                                                        ------------      ------------
Contract revenue                                                        $ 16,544,354      $ 15,455,699

Cost of contract revenue                                                  12,985,578        11,167,130
                                                                        ------------      ------------

Gross profit                                                               3,558,776         4,288,569

Expenses:
   General and administrative                                              2,839,425         2,336,064
   Bad debt expense                                                        2,376,187         1,287,000
                                                                        ------------      ------------

       Total expenses                                                      5,215,612         3,623,064
                                                                        ------------      ------------

(Loss) income from operations before other income
 (expense) and (benefit) provision for income taxes                       (1,656,836)          665,505

Other income (expenses):
   Interest expense                                                         (263,661)          (43,341)
   Non-recurring charge (Note 12H(i))                                       (300,000)             --
   Interest income                                                             8,886            10,425
                                                                        ------------      ------------
       Total other (expenses)                                               (554,775)          (32,916)
                                                                        ------------      ------------

(Loss) Income before (benefit) provision
 for income taxes                                                         (2,211,611)          632,589

(Benefit) provision for income taxes                                        (117,642)          273,874
                                                                        ------------      ------------

Net (loss) income                                                       $ (2,093,969)     $    358,715
                                                                        ============      ============

Earnings per common share:
    Basic:
         Net (loss) income                                              $       (.83)     $        .18
                                                                        ============      ============
    Diluted:
         Net (loss) income                                                      (.83)              .18
                                                                        ============      ============

Weighted average number of shares outstanding for basic and diluted        2,508,071         1,982,098
                                                                        ============      ============

                           See accompanying notes to financial statements

                                                USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                               Common
                                                stock
                                      ---------------------------       Additional      Retained        Other              Total
                                                                         paid-in        earnings     stockholders'     stockholders'
                                          Shares          Amount         capital       (deficit)      deductions           equity
                                      -----------     -----------     -----------     -----------      -------          -----------
Balances at July 1, 1996                1,907,515     $   503,652     $ 4,086,551     $   100,114      $      --        $ 4,690,317

Issuance of common shares
 in connection with the exercise
 of options                               125,000             125         137,375            --               --            137,500

Issuance of common stock to related
 party in connection with settlement
 of accounts payable                      270,000             270         479,730            --               --            480,000

Net income for the year
 ended June 30, 1997                         --              --              --           358,715             --            358,715
                                      -----------     -----------     -----------     -----------      -------          -----------


Balances at June 30, 1997               2,302,515         504,047       4,703,656         458,829             --          5,666,532

Issuance of common stock in
 lieu of prepaid rent                     106,667             107         239,893            --           (240,000)            --

Issuance of common stock in
 connection with senior management
 incentive plan                           340,000             340         458,660            --           (459,000)            --

Amortization of prepaid rent and
 deferred compensation                       --              --              --              --            411,215          411,215

Net loss for the year ended
 June 30, 1998                               --              --              --        (2,093,969)            --         (2,093,969)
                                      -----------     -----------     -----------     -----------      -----------      -----------

Balances at June 30, 1998               2,749,182     $   504,494     $ 5,402,209     $(1,635,140)     $  (287,785)     $ 3,983,778
                                      ===========     ===========     ===========     ===========      ===========      ===========

                           See accompanying notes to financial statements.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                               STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30,


                                                             1998             1997
                                                         -----------      -----------
Cash flows from operating activities:
   Net (loss) income                                     $(2,093,969)     $   358,715

   Adjustments to reconcile net (loss) income to net
    cash used for operating activities:
       Depreciation                                            6,733            4,902
       Amortization of prepaid rent and deferred
          compensation                                       411,215             --
       Bad debt expense                                    2,376,187        1,287,000
       Deferred income tax provision (benefit)               239,750         (239,750)
       Non-recurring charge                                  300,000             --
       Decrease (increase) in:
          Contracts and retainage receivable              (4,010,986)      (6,789,756)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts              2,086,283          207,801
          Other current assets                                33,161          (25,317)
       Increase (decrease) in:
          Accounts payable                                  (578,220)       2,946,778
          Accrued expenses                                 1,072,822          629,622
          Payroll taxes payable                              640,008        1,061,559
          Income taxes payable                              (358,490)         507,379
          Billings in excess of costs and estimated
           earnings on uncompleted contracts                (116,205)         109,888
                                                         -----------      -----------

Net cash provided by operating activities                      8,289           58,821
                                                         -----------      -----------

Investing Activities:
   Acquisition of office equipment                           (10,155)            --
                                                         -----------      -----------
Cash flows from financing activities:
   Financing costs incurred                                                   (35,000)
   Principal payments of long term debt                     (175,000)            --
   (Repayments to) proceeds from related parties
      and affiliates                                        (185,180)         520,416
   Advances to parent company                               (386,892)            --
   Other Assets                                                1,734             --
                                                         -----------      -----------

Net cash(used for) provided by financing activities         (745,338)         485,416
                                                         -----------      -----------

Net (decrease) increase in cash                             (747,204)         544,237

Cash, beginning                                              768,026          223,789
                                                         -----------      -----------

Cash, ending                                             $    20,822      $   768,026
                                                         ===========      ===========

                                       F-5

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                               STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30,



                                                                     1998           1997
                                                                  ----------     ----------
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
       Interest                                                   $    7,599     $   21,612
                                                                  ==========     ==========
       Taxes                                                      $     --       $      678
                                                                  ==========     ==========

Supplemental disclosure of non-cash operating activities:

   In connection with issuance of common stock, 340,000
   shares were issued as consideration for compensation           $  459,000     $     --
                                                                  ==========     ==========

   In connection with the prepayment of rent, $106,667
   Shares of common stock were issued                             $  240,000     $     --
                                                                  ==========     ==========

   In connection with settlement of accounts payable,
   270,000 shares of common stock                                 $     --       $  480,000
                                                                  ==========     ==========

Supplemental disclosure of non-cash financing activities:

Issuance of long term debt fair settlement of
   amounts payable                                                $1,750,000     $     --
                                                                  ==========     ==========

                 See accompanying notes to financial statements.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1       -    ORGANIZATION

                  USA Bridge Construction of N.Y., Inc. ("the Company") is a New York corporation which provides steel erection for building, roadway and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. In January 1998, the Company effected a name change from U.S. Bridge of N.Y., Inc. to USA Bridge Construction of N.Y., Inc. The Company was incorporated on September 4, 1990 and is a majority owned subsidiary of USABG Corp. ("Bridge Corp.") via a 48.5% direct ownership and an indirect ownership of 7.5% by the Company's President. The Company's President is also the majority stockholder of Bridge Corp. and may be considered the beneficial owner of the Company.

NOTE 2       -    GOING CONCERN

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 1998, the Company generated a net loss amounting to $2,093,969.

                  As of June 30, 1998, the Company has a working capital deficiency amounting to $3,207,294 as a result of classifying certain contracts and retainages receivable as non-current since the timing of their collectibility cannot be determined due to related pending litigations.

                  As of June 30, 1998, the Company's backlog amounted to $877,410. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun.

                  Lastly, as of June 30, 1998 the Company owes approximately $2,154,856 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate.

                  The Company is aggressively attempting to obtain additional contracts in order to mitigate its low backlog and vigorously attempting to settle disputes in connection with mechanic's lien placed on certain completed projects in order to collect its non-current receivables and pay its unpaid payroll taxes, however, there can be no assurance that it will be able to obtain additional contracts, settle its disputes, and pay its payroll taxes.

                  These  factors  raise  substantial  doubt about the  Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 3       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Cash and cash equivalents

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            b)    Use of estimates

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts, estimating the potential liabilities in conjunction with certain commitments and contingencies and estimating the allowance for doubtful accounts for contracts and retainage receivables. Actual results could differ from these estimates.

            c)     Balance sheet classifications

                  In accordance with normal practice in the construction industry, the Company included in current assets and current liabilities amounts related to construction contract receivables and payables over a period in excess of one year. In general, contract related receivables and payables other than retainage receivables are expected to be collected and paid within one year unless surrounding circumstances support otherwise. As of June 30, 1998, the Company classified as non-current assets, certain contract receivables which mechanic liens have been placed and for which the Company is in dispute with the general contractor or customer of the projects.

             d)   Contracts and retainage receivables

                  Contracts and retainage receivables represent amounts billed but uncollected on completed construction contracts and construction contracts in progress and unbilled retainage on construction contracts completed and in progress.

                  The Company utilizes the allowance method for recognizing the collectibility of its contracts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts and estimates made by management.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

             e)   Office equipment and fixtures

                  Office equipment and fixtures are reported at cost less accumulated depreciation which is provided on the straight line method over the estimated useful lives of the assets. Expenditure for maintenance and repairs are expensed as incurred.

             f)   Deferred compensation

                  Deferred compensation consists of the Company's common stock issued to its officers. Deferred compensation has been charged to general and administrative expenses over the vesting period of the stock issued.

             g)   Income taxes

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years. Current income taxes are based on the respective periods' taxable income for federal, state, and city income tax reporting purposes. For income tax purposes, the Company and its subsidiaries report using a December 31st year end.

             h)   Revenue recognition

                  The Company recognizes revenue and costs for all contracts under the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be reasonably estimated. The Company generally determines a contract complete pursuant to a substantial completion clause stipulated in each contract.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed on uncompleted contracts at the end of each period.

                  The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed revenue recognized on respective uncompleted contracts at the end of each period.
            i)    Earnings per share

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

            j)    Impact of recently issued accounting standards

                  The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

            k)    Stock-based compensation

                  The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"for options issued under the Company's 1994 Senior Management Incentive Plan ("Incentive Plan"). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant less the amount an employee must pay to acquire the stock.

                  SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted and is in compliance with the disclosure requirements of SFAS No. 123.

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

            l)    Fair value disclosure as of June 30, 1998

                  The carrying value of cash, accounts receivable, accounts payable and accrued expenses and short-term debt are a reasonable estimate of their fair value. The carrying value of the long-term debt approximates fair value because the interest factors for the debt are based upon the prime rate which reflects market value.

           m)      Reclassifications

                  Certain reclassifications have been made to the June 30, 1997 consolidated financial statements in order to conform to the June 30, 1998 presentation. As a result, cost of contract revenues and general and administrative expenses for the prior year have been restated to reflect these new classifications.

NOTE 4       -    CONTRACT AND RETAINAGE RECEIVABLE

                  At June 30, 1998, contracts and retainage receivable consists of the following:

                                               Total         Current       Non-Current
                                           -----------     -----------     -----------
Contracts in progress                      $ 1,619,262     $ 1,619,262     $      --

Completed contracts                         13,371,454       2,495,346      10,876,108
Retainage                                      250,417         250,417            --
                                           -----------     -----------     -----------
                                            15,241,133       4,365,025      10,876,108

Less:  allowance for doubtful accounts       4,664,932       2,220,763       2,444,169
                                           -----------     -----------     -----------

                                           $10,576,201     $ 2,144,262     $ 8,431,939
                                           ===========     ===========     ===========

                  The allowance for doubtful accounts was increased to $4,664,932 at June 30, 1998 from $2,287,000 as of June 30,
                  1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables. No further adjustments to the allowance has been deemed necessary by management as of June 30, 1998. As of June 30, 1998, the Company classified a portion of its contracts receivables as non current since it cannot reasonably estimate the timing that such receivables will be collected. Lastly, the Company has pledged approximately $1,702,584 of its contracts and retainage receivables in connection with unpaid union dues and professional fees (see Note 10).

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 5       -    CONTRACTS IN PROGRESS

                  At June 30, 1998, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:


               Costs incurred on uncompleted contracts             $ 8,208.574
               Profits earned to date                                2,504,660
                                                                   -----------
                                                                    10,713,234

               Less: billings to date                               10,584,044
                                                                   -----------
                                                                   $   129,190
                                                                   ===========

                  Included in the accompanying balance sheet under the following captions at June 30, 1998:

                  Costs and estimated earnings in excess of
                   billings on uncompleted contracts               $    139,440
                  Billings in excess of costs and estimated
                   earnings on uncompleted contracts                    (10,250)
                                                                   ------------
                                                                   $    129,190
                                                                   ============
NOTE 6       -    BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

  Backlog balance at July 1, 1997                                       $ 6,088,048
  Change orders to contracts in progress at July 1, 1997                 11,219,030
  New contracts during the year ended June 30, 1998                         114,686
                                                                        -----------
                                                                         17,421,764
  Less: contract revenue earned during the year ended June 30, 1998      16,544,354
                                                                        -----------

  Backlog balance at June 30, 1998                                      $   877,410
                                                                        ===========

                         USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 7       -    OFFICE EQUIPMENT AND FURNITURE

                  Office equipment and furniture are comprised of the following at June 30, 1998:

                       Office equipment                             $   20,431
                       Furniture & fixtures                             18,311
                                                                    ----------
                                                                        38,742

                       Less: accumulated  depreciation                  14,975
                                                                    ----------
                                                                    $   23,767
                                                                    ==========


                  Depreciation expense for the years ended June 30, 1998 and 1997 amounted to $6,733 and $4,902 respectively.

NOTE 8       -    ACCRUED EXPENSES

                  Accrued expenses consisted of the following at June 30, 1998:

                           Wages and related union benefits         $    109,351
                           Professional fees                             115,000
                           Insurance                                   1,452,915
                           Interest                                       77,584
                           Other                                          67,820
                                                                    ------------
                                                                    $  1,822,670
                                                                    ============

NOTE 9       -    INCOME TAXES

                  The Company has adopted SFAS No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial statements and tax bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                  For income tax purposes, the Company reports using a year end of December 31. The Company and its subsidiaries file tax returns separately for federal and state purposes.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The reconciliation of income tax computed at the federal statutory tax rate to income tax(benefit) expense is as follows for the years ended June 30:

                                                        1998           1997
                                                     ---------      ---------
 Tax computed at the federal statutory income
     tax rate                                         $    --        $ 199,339
 Increase (reductions) resulting from:
 State and local taxes, net of federal benefit             --           74,535
 Change in income tax accrual                          (357,392)          --
 Change in deferred tax asset valuation allowance       239,750           --
                                                      ---------      ---------

 Income tax (benefit) expense                         $(117,642)     $ 273,874
                                                      =========      =========

                  The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations are as follows:

                                                                Year Ended
                                                                 June 30,
                                                              1998      1997
                                                             -----      ----
  Federal statutory income tax rate                            34%       34%
  State and local income taxes, net
      of federal benefit                                       11%       11%
  (Benefit) of graduated tax rates                            (10%)     (10%)
  (Benefit) provision resulting from change in income tax
      accrual and valuation allowance                         (36%)       8%
                                                              ---       ---

  Effective income tax (benefit) provision rate                (1%)      43%
                                                              ===       ===

                  The tax effects of significant items comprising the Company's net current deferred tax assets as of June 30, 1998 are as follows:

                      Allowance for doubtful accounts            $  784,000
                      Section 144 stock (IRC Section 83)             72,000
                                                                  ---------
                                                                    856,000

                      Less: valuation allowance                    (856,000)
                                                                 ----------
                      Deferred current tax asset                 $        -
                                                                 ==========

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The tax effects of significant items comprising the Company's net non-current deferred tax assets as of June 30, 1998 are as follows:

                      Allowance for doubtful accounts               $   855,000
                                                                    -----------
                                                                        855,000
                      Less valuation allowance                         (855,000)
                                                                    -----------
                      Deferred non-current tax asset                $         -
                                                                    ===========

                  The Company has recorded a deferred tax asset with an estimated valuation allowance of 100% as of June 30, 1998 since the Company cannot determine that it is "more likely than not" that such asset will be realized.

                  At June 30, 1998, the Company had an immaterial amount of net operating loss carryforwards.


NOTE 10      -    LONG TERM DEBT

            a)    Union dues payable

                  During December 1997, the Company entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to settle $1,750,000 of unpaid union dues previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a project as well as $1,750,000 of its related mechanic's lien on the project. Upon any funds being released or paid under such mechanic's lien, the Union will have priority and receive all funds until the debt is paid in full before the Company may receive any funds. The Company will then receive credit for any payment received by the Union related to the assigned portion of the mechanic's lien received. The amount outstanding at June 30, 1998 is $1,575,000. In connection with such liability, the Company has accrued $77,584 of interest as of June 30, 1998.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                  As of June 30, 1998, union dues payable mature as follows:

                      Year ending
                         June 30,

                         1999                                     $   300,000
                         2000                                         300,000
                         2001                                         300,000
                         2002                                         300,000
                         2003                                         300,000
                         Thereafter                                    75,000
                                                                  -----------

                                                                  $ 1,575,000
                                                                  ===========

NOTE 11      -    STOCKHOLDERS' EQUITY

            a)    1994 Senior Management Incentive Plan

                  During December 1994, the board of directors adopted the Incentive Plan as amended during December 1996, which was adopted by shareholder consent. The Incentive Plan provides for the issuance of up to 1,000,000 shares (as amended) of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive offices and other key employees.

            b)    Issuance of Common Shares

                  (i) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered 125,000 common shares underlying options of its President pursuant to the Company's Incentive Plan. The options were granted December 2, 1996 and were exercisable at $1.10 per share (110% of the bid price of $1.00 per share on November 27, 1996) and expire on November 27, 2001. These options were exercised on March 25, 1997 resulting in the Company issuing 125,000 shares of common stock.

                  (ii) During June 1997, pursuant to an agreement with R.S.J.J. Realty Corp. ("RSJJ"), a Company wholly owned by the Company's President to settle $480,000 in accrued rent, the Company issued 270,000 shares of its common stock to Bridge Corp for the cancellation of the debt owed to RSJJ. Bridge Corp., in turn, issued 50,000 shares of its common stock to its President and 37,500 shares of common stock to RSJJ. RSJJ then transferred all such common shares to its mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. These shares have been valued at $480,000 which represents the amount of unpaid rent as of December 31, 1997.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  (iii) During December 1997, the Company authorized the issuance, in its third quarter, of 290,000 shares of Common Stock, pursuant to its Incentive Plan. Of the 290,000 shares issued in March 1998 to management, 150,000 were issued to the Company's President, 70,000 were issued to the Company's Secretary, and 70,000 were issued to the Company's Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. The Company also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register for resale the 290,000 common shares issued pursuant to the Company's Incentive Plan. In addition to the foregoing, the Company also authorized the issuance of 50,000 common shares to certain of its employees and consultants. In connection with these issuances, the Company recorded deferred compensation and consulting expenses amounting to approximately $459,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 10% discount in order to reflect their fair value as a result of their restrictions at time of issuance. The above shares, which do not vest immediately and were recorded as deferred compensation, are being amortized over the vesting period. For the year ended June 30, 1998, compensation and consulting expense amounted to $291,215.

                  (iv) During February 1998, the Company issued 106,667 shares of its common stock to Bridge Corp., as consideration to Bridge Corp., for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the value of the rent otherwise due under the lease which amounted to $240,000 .

NOTE 12      -    COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                  As outlined in Note 3 the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

            b)    Leases

                  The Company leases its administrative offices pursuant to a signed lease agreement with RSJJ, an entity wholly-owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on December 31, 1998. As of June 30, 1998, under such lease agreement, the Company is required to make future minimum lease payments amounting to $120,000 through December 31, 1998, however, as a result of the transaction described in Note 11b(iv), the Company has prepaid its rent in full through December 31, 1998. Subsequent to December 31, 1998, the Company plans on leasing such facility on a month to month basis from RSJJ for a reduced monthly amount to be negotiated.

                  The Company also leased storage space pursuant to a month to month agreement requiring monthly payments of $3,500. Subsequent to June 30, 1998, the Company settled unpaid rent for $10,000 and vacated such premises.

                  Included in general and administrative expenses is rent expense which amounted to $240,000 and $240,000 for the years ended June 30, 1998 and 1997, respectively. The rent associated with the storage space, which amounted to approximately $31,000 and $42,000 respectively for the years ended June 30, 1998 and 1997, has been included in cost of contract revenue.

            c)    Significant customers and vendors

                  For the years ended June 30, 1998 and 1997, the Company had three unrelated customers respectively, which accounted for approximately 61%, 17%, 14%, and 53%, 15%, 19%, respectively, of contract revenue. As of June 30, 1998 the Company had two unrelated customers which accounted for approximately 65% and 11% of total net contracts and retainage receivable.

            d)    Seasonality

                  The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities or the stage of completion of major projects.

            e)    Bonding requirements

                  The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. There can be no assurance that the Company will be able to obtain future bonding as a result of its financial condition.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

            f)    Mechanic's liens

                  As of June 30, 1998, various actions to foreclose upon mechanic's liens filed during the last two fiscal years were commenced. Such actions amounted to approximately $15,544,324. The mechanic's liens have been filed in relation to work completed and billed. The liens filed also include claims, interest, and other costs not included in revenue or contracts and retainage receivable. The Company elected not to recognize any portion of the additional revenue associated which any contract claims until the amounts recovered can be accurately estimated. Based upon the assessment of management, the Company has recorded an allowance for doubtful accounts to adjust its receivable to their estimated realizable amount.

            g)    Payroll taxes

                  As of June 30, 1998, the Company owes approximately $2,154,856 of payroll taxes and related estimated penalties and interest. As of June 30, 1998 and subsequent thereto, certain federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although, as of June 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments as funds become available.

            h)    Legal proceedings

                  i) The Company is a defendant in a proposed settlement regarding the State Insurance Fund for unpaid workers' compensation insurance for the period from April 29, 1993 to December 31, 1994. As of December 4, 1998, negotiations for a final settlement are in their final stages. The Company as of June 30, 1998, has accrued approximately $300,000 based on the expected settlement amount, which has been included in accrued expenses.

                  ii) In connection with various mechanic's liens filed as discussed in note 12(f), certain actions were commenced against the Company during the fiscal year ended June 30, 1998 as follows:

                         a)  A customer of the Company is seeking  judgement  in
                             the amount of $500,000,000 for violation of contract, interference of contract and punitive damages. The Company has filed a mechanic's lien for $13,640,747 relating to work performed at the project. The Company is in the process of pretrial discovery which is scheduled to be completed by June 1999. The Company intends to vigorously defend against any claims as well as vigorously prosecute its claims against the owner of the project.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                         b) A general contractor commenced an action to recover a total of $6,326,000 which includes costs to complete the job, delay and other damages. The Company has commenced an action for extras and retainage due and filed a mechanic lien in the amount of $1,488,775. In addition, the Company is attempting to recover $759,500 for contract interference. The Company intends to vigorously defend against any claims as well as vigorously prosecute its claims against the general contractor.

                  iii) During August 1998, a majority of the Company's, as well as its President's, affiliated entities and Bridge Corp.'s, books and records were seized in connection with a Grand Jury Subpoena from the United States District Court for the Eastern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. As Grand Jury investigations are secret, legal counsel is not at liberty to comment upon the investigation. Additionally, since the investigation is in its initial stages, legal counsel cannot comment regarding any possible liability of the Company. Accordingly, as of June 30, 1998, no accrual for any potential loss contingency has been made.

                  iv) The Company is a party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

                          While the ultimate outcome of these matters cannot be determined presently with certainty, management is of the opinion that the outcome will not have a material adverse effect on the Company's consolidated financial position.

            i)    Claims

                         The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, and change orders in dispute or unapproved.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


            j)    Year 2000 Compliance

                  The Company has reviewed its computer software for Year 2000 compliance and does not anticipate any adverse effects on its financial condition, liquidity or results of operations.

            k)     Environmental

                  The Company is subject to rules and regulations from federal and state agencies in connection with safety rules and environmental safety. The failure to comply with such rules and regulations may have an adverse effect on the Company's operations. The Company believes that it is in substantial compliance with all applicable rules and regulations.

NOTE 13      -    RELATED PARTY TRANSACTIONS

            a)    Due from related parties

                  As of June 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of June 30, 1998 such advances amounted to $126,489.

             b)   Due from parent company

                  As of June 30, 1998, the Company has advanced $405,458 to its parent, Bridge Corp. Such advances bear no interest and are due on demand.

            c)    Due to officer and affiliates

                  As of June 30, 1998, the total due to officers and affiliates, amounting to $386,457, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

            d)    Rent expense

                  Included in general and administrative expenses is rent expense paid in cash and stock by the Company pursuant to a signed lease agreement with RSJJ, a company owned by the Company's President. The lease expires December 31, 1998. Rent expense for both years ended June 30, 1998 and 1997 amounted to $240,000.

            e)    Purchase of material and labor

                  For the years ended June 30, 1998 and 1997 the Company paid to Crown Crane, Inc. approximately $154,856 and $214,000, respectively, for rental of machinery and equipment in connection with its steel erection services. Crown Crane, Inc. is an entity which is 50% owned by the Company's President. As of June 30, 1998, $107,911 is owed to Crown Crane, Inc. which has been included in due to officer and affiliates.

                        USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  During the year ended June 30, 1998 and 1997, the Company paid $44,000 and $35,000 respectively to Atlas Gem Leasing Inc. ("AGLI") for certain machinery and equipment necessary to perform steel erection services. AGLI is an entity which is wholly owned by the Company's President.

            f)    Employment agreement

                  On April 4, 1995 the Company entered into an employment agreement with its President for a term of approximately three
                  (3) years which expired on June 30, 1998. The Company's President formally elected to extend the agreement for an additional three years until June 30, 2001 under the same terms. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation subject to adjustment by the Board of Directors. In addition, the President was granted options to purchase 6,250 shares of the Company's common stock, all of which options vested immediately and are due to expire in April 2000. The exercise price of the options is equal to 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. In addition, the President receives an annual non-accountable expense allowance of $50,000 and the Company shall pay premiums on a $3,500,000 life insurance policy for the benefit of individuals designated by the President, with an estimated annual premium of $80,000.

NOTE 14      -    EARNINGS PER SHARE

                  As of June 30, 1998, the Company adopted SFAS No. 128, "Earnings per Share". Accordingly, diluted earnings per common share for all prior periods have been restated. Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

                       USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The computation of basic and diluted earnings per common share is as follows:

                                                                       For the year
                                                                      ended June 30,
                                                                  1998             1997
                                                              -----------      -------------
Net (loss) income                                             $(2,093,969)     $     358,715

Denominator:
Computation of basic earning per share ("EPS"):
Weighted average common shares outstanding                      2,508,071          1,982,098
                                                              -----------      -------------

Basic EPS                                                     $      (.83)     $         .18
                                                              ===========      =============

Computation of diluted EPS:
Weighted average common share outstanding                       2,508,071          1,982,098

Potentially dilutive shares:
Weighted average shares issuable under warrants                      a, b            436,124
Weighted average shares issuable under options                       a, b             18,664
                                                              -----------      -------------

Weighted average shares outstanding & available                 2,508,071          2,436,886
                                                              -----------      -------------

Diluted EPS                                                   $      (.83)     $         .15
                                                              ===========      =============

                  (a) Shares issuable under options and warrants, were not included in the computation of diluted EPS since the options' and warrants' exercise prices were greater than the average market price of the common shares.

                  (b) In accordance with the provisions of SFAS No. 128, no potential dilutive shares have been included in the computation of diluted EPS as the Company has a loss from continuing operations.

NOTE 15      -    STOCK COMPENSATION PLANS

                The Company's Incentive Plan was adopted in order to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long term profit and growth potential. The Company's Incentive Plan provides for an issuance of up to 1,000,000 shares of its common stock.

                       USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The status of the Company's Incentive Plan is summarized below for the years ended June 30, 1998 and 1997:


                                               Number of           Exercise
                                                options              price
                                              ---------           --------

             Outstanding at June 30, 1996      $  25,000           $   5.50
               Granted                         $ 125,000               1.10
               Exercised                        (125,000)              1.10
               Cancelled                            --                 --
                                               ---------           --------
             Outstanding at June 30, 1997         25,000               5.50
               Granted                              --                 --
               Exercised                            --
                Cancelled
                                               ---------           --------
               Outstanding at June 30, 1998    $  25,000           $   5.50
                                               =========           ========


                For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain proforma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value on the grant dates for award under the plan consistent with the method of SFAS No. 123, the Company's net loss per share would have been reduced to the pro forma amounts indicated below utilizing the Black-Scholes stock option model, a discount rate of 8.5%, a volatility of 100%, no expected dividend yield and an expected remaining life of three years.


                                                         For the year
                                                         ended June 30,
                                                     1998               1997
                                                -------------    --------------

                  Net loss    -  as reported    $ (2,093,969)    $      358,715
                                                =============    ===============
                              -  pro-forma      $ (2,093,969)    $      358,715)
                                                ============     ==============


                  Basic EPS   -  as reported    $       (.83)    $          .18
                                                =============    ===============
                              -  pro-forma      $       (.83)    $          .18
                                                =============    ===============

                       USA BRIDGE CONSTRUCTION OF N.Y., INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  The Black-Scholes Stock option model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.