Form 10QSB
period 1998-09-30
USA BRIDGE CONSTRUCTION OF NY INC
filed 1999-01-29
CIK 937931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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

                             Yes [ x ]  No [   ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


                            Yes [  ]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,749,182 shares outstanding as of January 20, 1999,

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                      INDEX

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS

             Balance Sheets at September 30, 1998 (Unaudited)
              and June 30, 1998                                            1

             Statements of Operations (Unaudited)
              for the three months ended September 30, 1998 and 1997       2

             Statement of Stockholder's Equity  (Unaudited)
              for the three months ended September 30, 1998                3

             Statements of Cash Flows (Unaudited)
              for the three months ended September 30,1998 and 1997        4

             Notes to Financial Statements                                5-13

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                  14-22

PART 2 - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                        23

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                23

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                          23

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      23

        ITEM 5 - OTHER INFORMATION                                        23

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         23

                 SIGNATURES                                               24

                                USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                           BALANCE SHEETS


                                                                      (Unaudited)
                                                                      September 30        June 30
                               ASSETS                                     1998              1998
                               ------                                 ------------      ------------
Current assets:
      Cash                                                            $    118,584      $     20,822
      Contracts and retainage receivable, net                            2,630,632         2,144,262
      Costs and estimated earnings in excess of billings
       on uncompleted contracts                                             51,877           139,440
      Due from Parent Company                                              459,358           405,458
      Due from affiliates                                                  205,480           126,489
      Other current assets                                                  32,050            18,454
                                                                      ------------      ------------
           Total current assets                                          3,497,981         2,854,925
                                                                      ------------      ------------

Long term portion of contracts and retainage receivable, net             8,431,939         8,431,939
Office equipment and fixtures, net                                          24,516            23,767
Other assets                                                                19,300            10,366
                                                                      ------------      ------------

Total assets                                                          $ 11,973,736      $ 11,320,997
                                                                      ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, including cash overdraft
       of $61 and  $36,415                                            $  1,698,575      $  1,239,097
      Accrued expenses                                                   1,875,940         1,822,670
      Payroll taxes payable                                              2,127,690         2,154,856
      Note payable                                                         300,000           300,000
      Due to officer and affiliates                                        274,108           386,457
      Income taxes payable                                                 206,889           148,889
      Billings in excess of costs and estimated earnings
       on uncompleted contracts                                             59,980            10,250
                                                                      ------------      ------------
           Total current liabilities                                     6,543,182         6,062,219

Long term portion of note payable                                        1,200,000         1,275,000
                                                                      ------------      ------------

Total Liabilities                                                        7,743,182         7,337,219

Commitments and contingencies  (Note 5)                                       --                --

                                USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                           BALANCE SHEETS


                                                                      (Unaudited)
                                                                      September 30        June 30
                                                                         1998               1998
                                                                     ------------      ------------



Stockholders' equity:
      Preferred stock $.01 par value, authorized 500,000 shares,
       issued and outstanding -0-                                             --                --
      Common stock $.001 par value, authorized 10,000,000 shares,
       issued and outstanding 2,749,182                                    504,494           504,494
Additional paid in capital                                               5,402,209         5,402,209
Accumulated deficit                                                     (1,484,614)       (1,635,140)
                                                                      ------------      ------------
           Sub-total stockholders' equity                                4,422,089         4,271,563
Less:  stockholders' deductions                                           (191,535)         (287,785)
                                                                      ------------      ------------
      Total stockholders' equity                                         4,230,554         3,983,778
                                                                      ------------      ------------

Total liabilities and stockholders' equity                            $ 11,973,736      $ 11,320,997
                                                                      ============      ============


           See accompanying notes to financial statements (unaudited).

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                        1998             1997
                                                    -----------      -----------
Contract revenue                                    $ 1,768,155      $ 8,918,385

Cost of contract revenue                              1,045,215        7,541,175
                                                    -----------      -----------

Gross profit                                            722,940        1,377,210

General and administrative expenses                     478,444          590,697
                                                    -----------      -----------

Income from operations before other income
 (expense) and provision for income taxes               244,496          786,513
                                                    -----------      -----------

Other income (expense):
    Interest income                                          30            2,948
    Interest expense                                    (36,000)            --
                                                    -----------      -----------
         Total other (expense) income                   (35,970)           2,948
                                                    -----------      -----------

Income before provision for income tax expense          208,526          789,461

Provision for income tax expense                         58,000          226,950
                                                    -----------      -----------

Net income                                          $   150,526      $   562,511
                                                    ===========      ===========

Income per common equivalent share:
    Basic:
         Net income                                 $       .05      $       .24
                                                    ===========      ===========

    Diluted:
         Net income                                 $       .05      $       .24
                                                    ===========      ===========


Weighted average number of shares outstanding         2,749,182        2,302,515
                                                    ===========      ===========

           See accompanying notes to financial statements (unaudited)

                                                USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                             (UNAUDITED)



                                                   Common
                                                    stock
                                          -------------------------     Additional                                          Total
                                                                          paid-in        Accumulated        Other      Stockholders'
                                            Shares          Amount        capital          deficit        deductions       equity
                                          ----------     ----------     ----------     --------------     ----------      ----------
Balances at June 30, 1998                  2,749,182     $  504,494     $5,402,209     $   (1,635,140)    $ (287,785)     $3,983,778

Net income for the three months ended
  September 30, 1998                                                                          150,526                        150,526

Amortization of prepaid rent and
 deferred compensation                          --             --             --                 --           96,250          96,250
                                          ----------     ----------     ----------     --------------     ----------      ----------


Balances at September 30, 1998             2,749,182     $  504,494     $5,402,209     $   (1,484,614)    $ (191,535)     $4,230,554
                                          ==========     ==========     ==========     ==============     ==========      ==========


           See accompanying notes to financial statements (unaudited)

                               USA BRIDGE CONSTRUCTION OF N.Y., INC.
                                     STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            (UNAUDITED)

                                                                         1998              1997
                                                                     -----------      -----------
Cash flows from operating activities:
    Net income                                                       $   150,526      $   562,511
    Adjustments to reconcile net (loss) income to net
     cash provided by (used for) operating activities:
         Amortization of prepaid rent and deferred compensation           96,250             --
    Deferred taxes                                                          --              3,275
    Decrease (increase) in:
         Contracts and retainage receivable                             (486,370)      (1,961,735)
         Prepaid expenses
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                               87,563         (201,067)
         Other current assets                                            (13,596)         (10,715)
         Other assets                                                     (8,934)            --
    Increase (decrease) in:
         Accounts payable                                                459,478          333,665
         Accrued expenses                                                 53,270          526,978
         Payroll taxes payable                                           (27,166)         693,111
         Income taxes payable                                             58,000          223,675
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                               49,730          (12,471)
                                                                     -----------      -----------
            Net cash provided by (used for) operating activities         418,751          157,227
                                                                     -----------      -----------

Cash flows from investing activities:
    Acquisition of office equipment                                         (749)            --
                                                                     -----------      -----------

Cash flows from financing activities:
    Repayments to parent company                                         (53,900)            --
    Repayments to related parties and affiliates                        (191,340)        (248,878)
    Principal payments on note payable                                   (75,000)            --
                                                                     -----------      -----------
            Net cash used for financing activities                      (320,240)        (248,878)
                                                                     -----------      -----------

Net  increase (decrease) in cash                                          97,762          (91,651)
Cash, beginning                                                           20,822          768,026
                                                                     -----------      -----------

Cash, ending                                                         $   118,584      $   676,375
                                                                     ===========      ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                    $      --        $      --
                                                                     ===========      ===========
    Taxes paid                                                       $      --        $      --
                                                                     ===========      ===========

           See accompanying notes to financial statements (unaudited)

                      USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1       -    GENERAL


                  USA Bridge Construction of N.Y., Inc. ("the Company") is a New York corporation which provides steel erection for building, roadway and bridge repair projects for contractors who have been engaged by private and municipal/governmental clients. The Company was incorporated on September 4, 1990 and is a majority owned subsidiary of USABG Corp. ("USABG") via a 48.5% direct ownership and indirect ownership of 7.5% of the Company's President. The Company's President is also the majority stockholder of USABG and may be considered the beneficial owner of the Company

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at June 30, 1998, included in the Company's Annual Report Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2       -    GOING CONCERN

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 1998, the Company generated a net loss amounting to $2,093,969.

                  As of  September  30 and  June 30,  1998,  the  Company  had a
                  working  capital   deficiency   amounting  to  $3,045,201  and
                  $3,207,294 respectively .

                  As of September 30, 1998, the Company's backlog amounted to $670,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                  Lastly, as of September 30, 1998 and June 30, 1998 the Company owes approximately $2,127,690 and $2,154,856, respectively, of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate.

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

NOTE 3       -    LONG TERM DEBT

                  During December 1997, the Company entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to settle $1,750,000 of unpaid union dues previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from a project as well as $1,750,000 of its related mechanic's lien on the project. Upon any funds being released or paid under such mechanic's lien, the Union will have priority and receive all funds until the debt is paid in full before the Company may receive any funds. The Company will then receive credit for any payment received by the Union related to the assigned portion of the mechanic's lien received. The amount outstanding at September 30, 1998 and June 30, 1998 is $1,500,000 and $1,575,000. In connection with such liability, the Company has accrued interest of $113,584 and $77,584 as of September 30, 1998 and June 30, 1998, respectively.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                  As of September 30, 1998, union dues payable mature as follows:

                     Year ending
                       June 30,
                     -----------

                         1999                                      $  225,000
                         2000                                         300,000
                         2001                                         300,000
                         2002                                         300,000
                         2003                                         300,000
                         Thereafter                                    75,000
                                                                   ----------

                                                                   $1,500,000
                                                                   ==========

NOTE 4       -    STOCKHOLDERS' EQUITY


           a)      Deferred Compensation

                  During December 1997, the Company authorized the issuance, in its third quarter, of 290,000 shares of Common Stock, pursuant to its Incentive Plan. Of the 290,000 shares issued in March 1998 to management, 150,000 were issued to the Company's President, 70,000 were issued to the Company's Secretary, and 70,000 were issued to the Company's Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. The Company also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register for resale the 290,000 common shares issued pursuant to the Company's Incentive Plan. In addition to the foregoing, the Company also authorized the issuance of 50,000 common shares to certain of its employees and consultants. In connection with these issuances, the Company recorded deferred compensation and consulting expenses amounting to approximately $459,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 10% discount in order to reflect their fair value as a result of their restrictions at time of issuance. The above shares which do not vest immediately and were recorded as deferred compensation, are being amortized over the vesting period. For the three months ended September 30, 1998, compensation and consulting expense amounted to $36,250.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

           b)     Prepaid Rent

                  During February 1998, the Company issued 106,667 shares of its common stock to USABG, as consideration to USABG for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by the Company to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the value of the rent otherwise due under the lease which amounted to $240,000. An amount of $60,000 was recorded as rent expense for the three month period ended September 30, 1998.

NOTE  5      -    COMMITMENTS AND CONTINGENCIES


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

            b)    Leases

                  The Company leases its administrative offices pursuant to a signed lease agreement with RSJJ, an entity wholly-owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on December 31, 1998. As of September 30, 1998, under such lease agreement, the Company was required to make future minimum lease payments amounting to $60,000 through December 31, 1998, however, as a result of the transaction described in Note 4b, the Company has prepaid its rent in full through December 31, 1998. Subsequent to December 31, 1998, the Company plans on leasing such facility on a month to month basis from RSJJ for a reduced monthly amount to be negotiated.

                  Included in general and administrative expenses is rent expense which amounted to $60,000 for the three months ended September 30, 1998 and 1997, respectively.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

            c)    Significant customers and vendors

                  For the three months ended September 30, 1998 and 1997, the Company had two unrelated customers, which accounted for approximately 100% and 99% respectively, of contract revenue. As of September 30, 1998, the Company had two unrelated customers which accounted for approximately 76% of total net contracts and retainage receivable.

            d)    Seasonality

                  The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations, by governmental authorities or the stage of completion of major projects.

            e)    Bonding requirements

                  The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. There can be no assurance that the Company will be able to obtain future bonding as a result of its financial condition.

            f)    Mechanic's liens

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

            g)    Payroll taxes

                  As of September 30, 1998 and June 30, 1998, the Company owed approximately $2,127,690 and $2,154,856 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although, as of September 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments as funds become available.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

            h)    Legal proceedings

                  i) The Company is a defendant in a proposed settlement regarding the State Insurance Fund for unpaid workers' compensation insurance for the period from April 29, 1993 to December 31, 1994. Currently negotiations for a final settlement are in their final stages. The Company as of June 30, 1998, accrued approximately $300,000 based on the expected settlement amount, which has been included in accrued expenses.

                  ii) In connection with various mechanic's liens filed as discussed in note 5(f), certain actions were commenced against the Company prior to June 30, 1998 as follows:

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

                        b) A general contractor commenced an action to recover a total of $6,326,000 which includes costs to complete the job delay and other damages. The Company has commenced an action for extras and retainage due and filed a mechanic's lien in the amount of $1,488,775. In addition, the Company is attempting to recover $759,500 for contract interference. The Company intends to vigorously defend against any claims as well as vigorously prosecute its claims against the general contractor.

                  iii) During August 1998, a majority of the Company's, as well as its President's, affiliated entities and USABGs' books and records were seized in connection with a Grand Jury Subpoena from the United States District Court for the Eastern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                           of the offense. As Grand Jury investigations are secret, legal counsel is not at liberty to comment upon the investigation. Additionally, since the investigation is in its initial stages, legal counsel cannot comment regarding any possible liability of the Company. Accordingly, as of September 30, 1998, no accrual for any potential loss contingency has been made.

                  iv) The Company is a party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

                          While the ultimate outcome of these matters cannot be determined presently with certainty, management is of the opinion that the outcome will not have a material adverse effect on the Company's financial position.

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

                                      -11

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


NOTE 6       -    RELATED PARTY TRANSACTIONS

            a)    Due from affiliates

                  As of September 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of September 30, 1998 and June 30, 1998 such advances amounted to $205,480 and $126,489, respectively.

             b)   Due from parent company

                  As of September 30, 1998 and June 30, 1998, the Company has advanced $459,358 and $405,458, respectively to its parent, USABG. Such advances bear no interest and are due on demand.

            c)    Due to officer and affiliates

                  As of September 30, 1998 and June 30, 1998, the total due to officers and affiliates, amounting to $274,108 and $386,457, respectively, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

            d)    Rent expense

                  Included in general and administrative expenses is rent expense paid in cash and stock by the Company pursuant to a signed lease agreement with RSJJ, a company owned by the Company's President. The lease expires December 31, 1998. Rent expense for both three months ended September 30, 1998 and 1997 amounted to $60,000.

            e)    Purchase of material and labor

                  For the three months ended September 30, 1997 the Company paid to U.S. Bridge Corp. (Maryland) ("US Bridge MD") approximately $35,000 for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of USABG. Crown Crane, Inc. is an entity which is 50% owned by the Company's President. As of September 30, 1998 and June 30, 1998, $113,584, was owed to Crown Crane, Inc. which has been included in due to officer and affiliates.

                  Atlas Gem Leasing Inc. ("AGLI") is an entity which is wholly owned by the Company's President. As of September 30, 1998, $ 34,068 was owed to AGLI which has been included in due to officer and affiliates.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


         The Company's operations are substantially controlled by Joseph M. Polito, its President, since he owns approximately 66.3% of the outstanding shares of USABG and may be considered the beneficial owner of the Company. Mr. Polito is also a 100% shareholder of RSJJ. RSJJ leases the administrative office space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on December 31, 1998. Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August
1, 1995),  Crown and AGLI which  provide   services to the Company.

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

         As of September 30, 1998, the backlog balance on these two remaining contracts amounted to $670,000. Such contracts are expected to be completed during January and February 1999.

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

         Though the Company does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies. For the three months ended September 30, 1998, the Company did not obtained new contracts, however change order to the two existing contracts amounted to approximately 1,500,000. The Company did not obtain any contracts for the three months ended September 30, 1998. The Company will attempt to bid on available contracts, however, there can be no assurance that it will be able to obtain any.

         The following schedule summarizes changes in backlog on contracts during the three ended September 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work has not yet begun.


Backlog balance at July 1, 1997                                       $  877,410
Change orders to contracts in progress at June 30, 1998                1,560,745
New contracts during the three months ended September 30, 1998              --
                                                                      ----------
                                                                       2,438,155

Less: contract revenue earned during the year ended June 30, 1998      1,768,155
                                                                      ----------

   Backlog balance at September 30, 1998                              $  670,000
                                                                      ----------

         The Company's failure to obtain new contracts will have a material impact on net revenues and income from continuing operations in the future if this trend continues. The Company's current backlog and the expected collection on liens over the next six to twelve months is not anticipated to be sufficient to meet its operating needs and accordingly raises the issue about the Company's ability to continue as a going concern.

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

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         Contract revenues for the three months ended September 30, 1998 and 1997 amounted to $1,768,155 and $ 8,918,385 respectively. This represents a decrease of $7,150,230 (or approximately 80%). This material decrease in revenue is a direct result of the Company's inability to obtain any material new contracts during the year ended June 30, 1998 and subsequent thereto.

         The Company increased its allowance for uncollectibles up to $4,664,932 to reserve for the potential uncollectibility of certain receivables for which mechanic's liens were filed and for the settlement of certain mechanics liens on a certain jobs. For the three months ended September 30, 1998 and 1997, the Company had two unrelated customers, respectively, which accounted for approximately 100%, and 99%, respectively, of total revenues. As of September 30, 1998 the Company had two unrelated customers which accounted for approximately 76% of total net contract and retainage receivables.

         The Company classified a portion of its contracts receivables as non-current since the Company cannot reasonably estimate the timing such receivables will be collected as a result of various mechanic liens filed.

         Despite the Company's inability to obtain new contracts during the year ended June 30, 1998 and the three months ended September 30, 1998, the Company's gross profit for the three months ended September 30, 1998 amounted to 41% as compared to 15%, for the three months ended September 30, 1997. This increase in gross profit is primarily a result of the change orders to the remaining two contracts the Company is about to complete. Normally change orders tend to yield a higher gross profit.

         General and administrative expenses have decreased by $112,253 (or 19%) to $478,444 for the three months ended September 30, 1998, from $590,697 for the three months ended September 30, 1997. The decrease in general administration costs is mainly attributable to the Company's attempt to reduce its overhead as a result of its lack of new contracts.

                     USA BRIDGE CONSTRUCTION OF N.Y., INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


Liquidity and Capital Resources

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Despite the fact that the Company generated net income of $150,526 for the quarter ended September 30, 1998, for the year ended June 30, 1998 the Company generated a net loss amounting to $2,093,968 after recording a bad debt expense amounting to $2,376,187 in connection with the settlement of certain contract receivable and by increasing its allowance for bad debts as a result of various mechanic's liens placed on completed contracts during the year ended June 30, 1998 and the recording of a non-recurring charge of $300,000 for a potential settlement of unpaid insurance resulting from an ongoing lawsuit from the State Insurance Fund.

         Additionally, as of September 30, 1998, the Company has a working capital deficiency amounting to approximately $2,970,201. The Company classifies certain contracts and retainages receivables as non-current as a result pending litigations in connection with claims and pending change orders. As of September 30, 1998, the Company's backlog amounted to approximately $670,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun. Lastly, as of September 30, 1998, the Company owes approximately $2,127,690 of payroll taxes and related penalties and interest. Certain taxing authorities have filed certain liens against the Company as a result of the unpaid payroll taxes.

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

         The timing of the collectibility of $8,400,750, which represents the noncurrent amount of receivables (net of allowances) associated with mechanic's liens placed by the Company on certain jobs, cannot be determined by the Company due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project.

         The allowance for doubtful accounts was increased to $4,396,383 through June 30, 1998 from $2,287,000 at June 30, 1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables subsequent to year end. No further adjustments to the allowance have been deemed necessary by management as of September 30, 1998.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of contracts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible. The accrued and unpaid rent has been settled by the Company with USABG issuing stock to its landlord, RSJJ. As of September 30, 1998, the Company owes approximately $2,127,690 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although as of September 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments based on oral agreements and available funds.

         In December 1997, the Company entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits previously recorded as accounts payable. The Company agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, the Company assigned its retainage receivable from the EklecCo project as well as $1,750,000 of the Company's related mechanic's lien (which was discharged on the lien-debtor's payment of a bond with the court). Upon the distribution of any funds under such bond, the Union will be repaid any balance it is owed, in full, and the Company shall receive the remainder thereof. The Company will receive credit for any payments received by the Union related to the assigned portion of the bond. The amount outstanding at September 30, 1998 is $1,500,000, of which $300,000 has been classified as current and $1,200,000 as non-current.

         Net cash provided by operating activities for the three months ended September 30, 1998 and 1997 amount to $418,751 and $157,227 respectively.

         The Company used $320,240 and $248,878 for the three months ended September 30, 1998 and 1997 respectively in cash from financing activities. Such cash was used primarily for repayments of advances to affiliates and officers.

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below.

Mechanics Liens

39th St. Bridge

         This action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names The Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of

Maryland as defendants. The Company's claim for relief in this action was $844,932. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. On October 7, 1998, the Company entered into an agreement with Perini whereby it agreed to release and discharge in full its claims against Perini for 20% of the net amount to be recovered and collected by Perini in connection with Perini's action against the City of New York.

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

                           PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS  None.

        ITEM 2 - CHANGES IN SECURITIES None.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES  None.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

        ITEM 5 - OTHER INFORMATION  None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                     27.1 Financial Data Schedule

                  (b) Reports on Form 8-K; The Company filed a report on Form 8-K on November 24, 1998, disclosing the Company's change in certifying accountant from Scarano and Tomaro, P.C. to Massella, Tomaro & Co., LLP. On November 30, 1998, the Company filed an amendment to the November 24, 1998, Form 8-K to include exhibit 16.1, a letter on change in certifying public accountant.

                                  EXHIBIT INDEX





                  27.1 Financial Data Schedule

SIGNATURES


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto daily authorized.

Dated:  January 28, 1999                   USA Bridge Construction of N.Y., Inc.

                                             By:  /s/Joseph M. Polito
                                                  -------------------
                                                  Joseph M. Polito, President

                                             By:  /s/Steven Polito
                                                  ----------------
                                                  Steven Polito, Treasurer